Form 10KSB
period 2001-12-31
STARMED GROUP INC
filed 2002-04-16
CIK 1135263

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-32863

                               STARMED GROUP, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                             52-2220728
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2029 CENTURY PARK EAST, SUITE 1112
 Los Angeles, California                                            90067
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number (including area code): (310) 226-2555

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $1,018.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $31,069 based upon the book value of the registrant's Common Stock of $0.02 as of December 31, 2001.

         The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, was 4,945,384 as of December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

         StarMed Group, Inc., a Nevada corporation, referred herein to as "we", "StarMed Group" or the "Company", is a holding company of Sierra Medicinals, Inc., an Arizona corporation, and our wholly-owned subsidiary ("Sierra Medicinals"). StarMed Group, through Sierra Medicinals is engaged in the development and marketing of natural alternative medicinals. The Company was first incorporated on November 3, 1961 under the name of Riverside Homes, Inc. in North Carolina. On December 18, 1969 the Company's Articles of Incorporation were amended to change the name of the Company to Port Star Industries, Inc. In February, 1972, the Company had to sell all of its assets to pay existing debts. The Company became inactive until August 3, 1981 when its domicile was changed to Nevada from North Carolina.

         On March 20, 1984 the Company's shareholders voted to acquire a company called Energy Dynamics, Inc. and to change its name to Energy Dynamics, Inc. On March 20, 1985 this proposed acquisition was rescinded because of non-performance and the Company changed its name to Heathercliff Group Inc. The Company became inactive for several years. Heathercliff Group, Inc. was in real estate development, and Herman Rappaport, either directly or through his family trust, was a majority shareholder of that company.

         On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on January 24, 2001 with its name changed to StarMed Group, Inc. At the time of its revival, the Company had no assets and no liabilities. Mr. Rappaport was a majority shareholder of StarMed Group, Inc. (either directly or through his family trust)

         On July 27, 2001, the Company acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March, 2000, in an share exchange of a total of 469,792 shares, on a one for one basis. The number of shares outstanding of StarMed Group, Inc. is 4,945,384 as of December 31, 2001. Following the merger, the Company has a wholly-owned subsidiary of Sierra Medicinals, Inc., an Arizona corporation. Mr. Rappaport, either directly or through his family trust, was a majority shareholder of Sierra Medicinals, Inc.

         There are no contracts or agreements between StarMed Group, Inc. and its wholly owned subsidiary Sierra Medicinals, Inc. Sierra Medicinals, Inc. is responsible for the development of specific nutraceuticals that address the problems of aging sight, arthritis, and colon. It has no further rights or responsibilities, nor are there any commitments as to future funding, financial terms, or termination provisions.

         We continue our operations through Sierra Medicinals, Inc. because of the market recognition of the Sierra Medicinal label and the SierraMed website, as well as the marketing of its existing nutraceuticals e.g. Sight D, Sight W, Colon IB, JT Penetrating Cream, and others. Sierra Medicinals, Inc. has began the process of establishing its name recognition in China by the Department of Foreign Affairs, State Administration of Traditional Chinese Medicine PRC, the Affiliated 307 Hospital, Beijing, Shanghai Traditional Chinese Drugs Co. Ltd., Shanghai Institute of Chinese Material Medicine, Shanghai United Cell Biotechnology Co. Ltd., Li Daoyu, former Ambassador Extraordinary and Plenipotentiary of the People's Republic of China to the United States of America and to others as a result of meetings held in China by Mr. Rappaport, the Company's medical director Dr. August Reader III, and Ms. Helen Burroughs. There has been no official recognition of Sierra Medicinals, Inc. by the Chinese government in any legal or trade-related capacity, and no such recognition has been sought by the Company.

         All former Sierra Medicinals, Inc. stockholders (including minority stockholders) have exchanged their stock for an equal number of shares in StarMed Group, Inc.

         On August 23, 2001, the venture capital company, Citadel Capital Management Company, agreed to provide funding in the amount of $600,000 as a two-year loan to StarMed Group's subsidiary, Sierra Medicinals, convertible to 10% of the common stock of the Company and guaranteed by the Company.

         The Company has never been involved in any bankruptcy, receivership, or similar proceedings.

Business of Issuer

General

         We have three major targeted markets for Sierra Medicinals' products. First, the domestic market (the United States), targets senior citizens with products for diminishing sight, arthritis, and colon problems. Its additional target is the Hispanic population of the United States. The second market extends this latter market to Latin America. Dr. Hector Rodriguez, a director of StarMed Group and a physician with extensive contacts in Latin America, especially in Colombia where he was born and educated, is the lead physician in the marketing of Sierra Medicinal's products to the Spanish-speaking population. Our third target market includes the potential export to China of a number of Sierra Medicinal's products and also the import from China to the United States a number of medicinals from China's research laboratories. There is no assurance that any of these targeted markets will develop or be profitable.

         The Company's management is seeking contracts with businesses that are developing new nutraceuticals that can be tested and marketed by the Company. The specific products sought are for chronic illnesses where natural alternative medicines have their greatest promise. Each product, to be acceptable to the Company, must undergo a testing program by the Company's doctors. Once testing is proven satisfactory, agreements will be sought to market and distribute such products.

         Our management has met in China with government leaders and scientists in medicine. Our company was introduced to government leaders by the Chinese ambassador Li Dayou's two members of his trade authority Tao Wuxin and Zu Ji. Both Tao Wuxin and Zu Ji are the Company's representatives in China at this time.

         We believe that there is a need for expanded sales by a number of private nutritional manufacturers of products for chronic disorders. We also believe that there may be opportunities for such affiliations, but we do not have any specific ones in mind at this time and there is no assurance that such affiliations can be made, or, if made, will prove profitable.

         Our plan of business operation consists of developing natural alternative medicines to assist in helping solve health problems where conventional prescription drugs often have side effects and usually are costly. Although acute illnesses are best served by conventional medicines, alternative and herbal medicines often have beneficial results with chronic health problems.

         We are exploring the opportunity to market our Sierra Medicinals nutraceuticals in China and in Latin America. Our management recognizes the considerable difficulty in exporting medicinals to foreign countries and the need to meet foreign government regulations. The Company is also exploring the marketability of three Chinese products derived from the lingzi mushroom. The United States has strict regulation governing the incorporation of medicinal products and there is no assurance that lingzi products will be accepted or that Chinese laboratory tests meet US Clinical testing procedures.

         Our foreign contacts are the result of our management's experience. Sierra Medicinals' president, Dr. Steven L. Rosenblatt, although a Western trained physician, was also trained as an acupuncturist in China. Herman Rappaport, President of StarMed Group, Inc. and CEO of Sierra Medicinals, Inc. was an advisor on Foreign Trade policy to the US Department of Commerce for approximately 12 years and was introduced to China by China's Ambassador Li Dayou's Trade Representatives to the United States, Tao Wuxin and Xu Ji, both of whom serve currently as our representatives in Beijing and Shanghai.

         Dr. Hector Rodriguez, our director, is Colombian born and trained, and has an extensive Spanish speaking patient practice in the United States and roots in Latin America.

The Herbal Medicinal Industry

         The market for herbal remedies is increasing every year, not only in public use, but in acceptance by mainstream Western medicine as well. According to the NIH National Center for complementary and alternative medicine, the people using complementary therapies increased from 33% in 1990 to more than 42% in 1997. The NCCAM states that 75 out of 117 American Medical Schools now offer courses in alternative medicine, educating Western doctors in herbal medicine, etc. However, it must be recognized that competition is growing as well.

Our Strategy and Business Plan

         Our physicians are directing the Company's attention toward illnesses where Western medicine has not proven satisfactory in curing such diseases. This is especially true of chronic illnesses where conventional Western medicines treat only the symptoms, masking the pain, are usually costly, and often have ill side effects. In general, nutritionals such as those the Company markets, do not provide such a quick cure as conventional prescription drugs, but in our opinion are necessary for good health maintenance.

         For example, cortizone injections, a conventional treatment for difficult arthritis, often lead to deformity and can result in surgery. There is, at present, no uniformly satisfactory treatment beyond surgery for aging eyesight, cataracts, etc. although laser surgery and eye implants are now being studied for wet macular degeneration. Finally, prescription drugs taken for colon disorders often destroy the beneficial gut bacteria that are essential for digestion.

         The Company's physicians recognize the importance of conventional western medicine but believe that natural supplements have beneficial effect in some chronic illnesses.

         Sierra Medicinal's products are not effective for all patients. Chronic illnesses are, in many cases, long lasting and complex, as for example, arthritis, where one formula is not of value for all cases. Similarly, Sierra Medicinal's products are not satisfactory in many cases.

         Each major ingredient of each of our products has had exhaustive research and has long been recognized as a valuable component where used. Each formula, the sum of its tested ingredients, has further been tested by the our doctors. There have been no ill side effects until now. All testing has been done in the United States and in accordance with US government standards. All are over-the counter medicinals, and as such, have not been tested nor approved by the Federal Drug Administration ("FDA"), but do meet all appropriate government standards and regulations, e.g. FDA, etc.

         We are not marketing or manufacturing any of our products in any foreign country at present, and therefore, we are not required to meet any foreign regulations. Advertising and marketing in the United States is being done in strict compliance with all U.S. government regulations e.g. FTC, FDA labeling, Good Manufacturing Practices, etc. We are not required to meet any regulations for China or Latin American countries at this time because we have not attempted to import any products to those countries to date.

         Principals of our company has had extensive experience with Chinese products. Dr. Steven Rosenblatt, President of Sierra Medicinals, is not only a Western-trained medical doctor, but was also trained in China in acupuncture and was the first licensed American to practice acupuncture in the United States. He is a member of the national examining board for acupuncture schools and a known lecturer on Chinese herbal medicine. Dr. August Reader III is a well-known ophthalmologist with the Western Eye Institute in San Francisco and a recognized authority on the use of natural herbal medicines in the practice of ophthalmology. Similarly, each medical director of the Company (i.e. Dr. Hector Rodriguez, Dr. Joel Feinstein, and Dr. Avner Manzoor) is a Western- trained medical doctor who has applied alternative medicine in his practice. Herman Rappaport has served with the U.S. Department of Commerce, as an advisor on Foreign Trade for almost 12 years and has studied the use of alternative medicine and foreign practices in medicine in Russia and in China, as well as in the United States.

         Our network of American doctors consists at present of twelve physicians trained in Western medicine and on the staffs of or teaching in or have taught in Cedars-Sinai Medical Center, UCLA Medical School, and others. The doctors are also the shareholders of the Company and some of them also serve as the officers and directors of the Company. The doctors provide us with the information and findings beneficial to the development of our products.

         Our strategy has been to develop niche products aimed at America's aging population and at minorities, especially Spanish-speaking. The initial targets have been three illnesses. These are for aiding sight, arthritis, and irritable bowel syndrome. Our physicians have developed, formulated, and tested proprietary nutritionals for each illness.

Marketing

         The Company plans to market its products through radio, Internet, pharmacies, and doctor networks, as well as conventional print media. Each of the Company's products will be accompanied by educational programs including research authorities and articles written by the Company's medical specialists.

Competition

         There is expected to be limited competition for many of the Company's niche products. There are very few products presently on the market that compete with the Company's eyesight products. The Company is investigating the possibility of obtaining patents on these and several other products. Although there are many ointments on the market for sore muscles, we believe that our ointment that succeeds in penetrating into the arthritic joint is unique. Similarly, the Company's colon product, based on a long accepted Chinese herbal formula, has been combined with an American high-tech development that affects the immune system and greatly enhances the effectiveness of the original formula. There are no independent studies done at this time that would prove these claims. We believe that the Company's more complex and strengthened formulas are made of more costly extracts and standardized ingredients, not primary herbs, etc.

         Although there are other companies that distribute herbal products through similar channels, they do not specifically target senior citizens and minorities. Few are formulated in varying strengths to address patients' needs, as are many prescription drugs. Our physicians recognize that patients differ as to their medicinal requirements and have designed formulas accordingly.

         There are many competitors producing nutritional products, although only a few are offering "sight" products and penetrating ointments for arthritis. Set forth below is the description of our major competitors, their products and stage of development.

         THORNE RESEARCH.

         Thorne manufactures nutritional supplements and similar products and markets its products only to health care professionals. In fact, in marketing to professionals, Thorne may be our biggest competitor, although our products are different in nature than Thorne's. However, Thorne tends to cater to Naturopathic Doctors, while the Company plans to market to a broader range of professionals in the medical field, in addition to other markets.

         DOUGLAS LABS.

         This company manufactures some products which are similar to ours and does a lot of private labeling for members of the health care profession. Although we feel that our products are as good or better than those of Douglas, we are not yet equipped to compete with their products in the private labeling market.

         JARROW FORMULAS.

         Jarrow manufactures high quality products which are marketed in the retail market. The retail market for Jarrow products seems to be growing and may be a potential competition for our products.

         TWINLAB.

         This is a mass market-focused company. The Company has plans to enter the mass market in the next few years, but we do not have any specific marketing plan at present.

         KAL.

         This company produces herbal products. This may be our a direct competitor, since we are producing and marketing herbal products and nutraceuticals. We are not aware at this point that KAL markets the products targeting the same ailments that our products do.

         HERBALIFE

         This company is in the business of selling and marketing weight management products, nutritional supplements, and personal care products, as well as other types of products. Herbalife does not directly compete with our specific products, but it is a substantially larger company than we are, and has available considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in making our products unique in a sense that they cannot be easily duplicated by larger companies.

         The business of marketing weight management products, nutritional supplements, and personal care products also is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs, that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

         ALLERGY RESEARCH GROUP, INC.

         This is another competitor with strong interest in nutritional supplements, which are not a type of products that we offer, however, they may have an interest and ability to compete with our products. The market in this area is very competitive and has many growth companies with strong marketing and sales abilities, quality products and sound management. According to the trade magazine Whole Foods, health food store sales throughout the nation grew in revenues from $9 billion to $17 billion in 1998. Nutritional supplements represent approximately 25% of those revenues according to Whole Foods. Vitamins and nutritional supplements are sold primarily through the following channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing, catalog and Internet distribution).

         WEIDER NUTRITION INTERNATIONAL, INC.

         This company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. It offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. Its portfolio of recognized brands, including Schiff, Weider Sports Nutrition, MetaForm and American Body Building, are primarily marketed in four principal categories, sports nutrition, vitamins, minerals and herbs, weight management and healthy snacks. Weider carries a range of products which are different than those of our Company, and at present none are in direct competition with our products.

         Some of the companies listed above, and many other corporations in the health and nutritional or herbal supplement business for chronic disorders, are better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of differentiating the Company by marketing its products of high quality and by producing products which address needs that have not been met by our competitors' products.

         We may also in the future expand into the field of research on other nutraceuticals with the hope that such research may lead to discovery of new uses for herbs which may be incorporated into our existing products or used to develop new products. We do not have, however, any such current research projects nor any specific plans for such projects.

Raw materials and supplies

         The Company is committed to using only standardized extracts and ingredients of highest purity in its formulae.

         Our raw materials include vitamins, minerals, and herbals supplements. Production has been by American Supplement Technologies, Inc. of Tempe, Arizona. Raw materials are readily available from many sources, although present suppliers include Stauber, Ashland, Kelatron, AIDP, Stryka, and Nebraska Cultures.

Patents and Trademarks

         We have no patents or trademarks at this time.

Product Warranties

         We plan to sell all products on a money-back guarantee.

Insurance

         We plan to have product liability insurance on our products.

Research and Development

         Company doctors have developed, and intend to continue to develop and test, each of the Company's products that are being considered to be offered to the public. All products, ingredients, and their manufacture conform to U.S. government regulations. Company medical doctors plan also to appear as spokespersons, backing the efficacy and safety of their products and also educating their audiences.

         Chinese research institutes that have offered the Company the opportunity to import their medicinal products are set forth below:

         The Affilianted 307 Hospital - Beijing
         Shanghai United Cell Biology Co. Ltd.
         Institute of Chinese Materia Medica
         Shanghai No. 1 Chinese Medical Works

         Although a number of products were offered to the Company, some on an exclusive basis, doctors before accepting such products are requiring that clinical trials made in China be repeated here to conform to the United States standards. The Company has not determined its continued interest in importing to the US the fungus derivatives offered it.

         We estimate that the amount spent on research and development for the year ended December 31, 2001 was approximately $55,760 out of the total expenditures of 117,435.

         Our current resources are sufficient for cash needs until the end of fiscal year 2002. The Company has on hand inventory wholesale valued at $18,820. We anticipate additional funds to be made available in the amount of $300,000, although there is no assurance that such funds will be available.

         At present, the Company does not have any ongoing research projects. Employees

         The Company has 3 employees at present plus 2 part-time research employees. We plan to hire on as needed basis lawyers, accountants, pharmacologists, staff etc.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any physical properties at this time excepting office equipment and supplies.

         The Company's corporate officers are presently located in leased office space in Century City, Los Angeles. 2029 Century Park East, Suite 1112 Los Angeles, Ca. 90067. The space is a sublease at $2950 per month until August 2002, on month-to-month basis.

         The Company believes that such space is currently sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 1. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

Currently there is no public market for the Company's common stock. At the appropriate time, the Company's management plans to complete the pertinent procedures for listing the Company's common stock on the National Association of Securities Dealers Over The Counter Electronic Board.

         (b) Holders

As of December 31, 2001, there were 823 shareholders. A total of 1,897,295 shares of common stock out of 4,945,384 shares outstanding may be freely traded with the general public. The balance of the common stock are held by individuals and the trusts and are restricted and can only be sold pursuant to the provisions of Rule 144 adopted under the Securities Act as explained herein.

         (c) Dividends

The Company does not currently contemplate the payment of any dividend

The current policy of the Company is not to pay cash dividends but instead, to retain future earnings, if any. to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

         (d) Shares Eligible for Future Sale

The 1,897,295 of the 4,945,384 shares of Common Stock outstanding as of December 31, 2001 are eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

ITEM 6. PLAN OF OPERATION

Forward-Looking Statements
--------------------------

         This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "feel," "confident," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions and involve risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We may not achieve the results indicated by the forward-looking statements.

Plan of Operation

         The Company's initial products include two products to help maintain eyesight, four products to assist those suffering from arthritis, and two products for colon distress. The Company's physicians recognize that each patient is unique and, therefore, they have formulated several levels of nutritionals for different levels of need. Our plan is to market two eyesight products first, followed by four products for varying degrees of arthritic problems, and then its two colon nutritionals.

         The Company recognizes the need for product education not only to the public, but also to doctors who are not trained in alternative medicine. The Company, therefore, has as one of its primary efforts, the preparation of educational material, including research data to support its products.

         The Company has engaged the services of two medical authors to write two books on illnesses of that effect the general public, especially the elderly. The Company plans to produce and market the products that help alleviate the problems discussed in the books

         Set forth below is the information regarding our major research and development project that was completed by Sierra Medicinals.

         - Current status - completed, formulated, tested, and manufactured 2,000 bottles each of products for eye sight degeneration (Sight D and Sight W), Arthritis (JT Penetrating Cream, JT Capsules, JT Max) and for Colon illness (Colon IB).

         - All development for the products scheduled to date has been completed and are manufactured. There are no further development expenditures required or risks involved.

         -        Material cash inflow is expected to commence by May 1, 2002.

         Plan of operation for next 12 months

         We anticipate marketing of Company products to start by May 1, 2002 or sooner. Marketing will be undertaken by a major marketing company CPNM/IMC on a non-exclusive basis. Sierra Medicinals will also market its products on the Internet and other direct marketing channels. The Company does not anticipate requiring additional capital but only if opportunities to expand exports materialize. This is not expected to occur during the next 12 months.

Results of Operations for fiscal years 2000 and 2001
----------------------------------------------------

         The Company has spent the past two years reapplying the research program of its first products to a marketing strategy, to a search for investor capital, and to a corporate reorganization that will enable investment capital to participate.

         The Company has completed its formulation, testing, and marketing plans for its niche products previously listed, for helping those with diminishing eyesight, arthritis and bowel problems. All are problems that affect the aging. All are illnesses that afflict minorities who have limited access to new products. The Company's management, as a result of past trips to China and Latin America, has opened doors not only for the sale of its products in these foreign markets, but also the possible import of Chinese high-tech bioderivatives. Although preliminary study has been made by the Company of two of China's research medicinals, additional testing and verification of Chinese claims is required. StarMed believes that a joint effort with a major American pharmaceutical house is required and will work to that end.

         The Company has been successful in obtaining venture capital funding despite today's economic conditions. Citadel Capital Management Group lent the Company's wholly-owned subsidiary Sierra Medicinals, Inc. up to $600,000 for 2 years at 10% interest convertible to 10% of the StarMed Group, Inc. common stock.

         Substantial additional investment funds may be available from that same source although there is no assurance that such will be made available. Additionally, business combinations with entities with significant cash may be considered by the Company, however, there is no assurance that management will be successful in these endeavors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of
William Lindberg, CPA                                                        F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001                 F-4

Consolidated Statements of Operations for the year ended December 31, 2001 and from inception January 10, 2000 to December 31, 2000 F-5

Consolidated Statements of Stockholders' Equity (Deficit)from
  Inception of Developmental Stage to December 31, 2001                  F-6-F-9

Statements of Cash Flows for the years ended December 31, 2001 and from Inception of Development Stage to December 31, 2000 F-10-F-11

Notes to Financial Statements                                          F-12-F-21

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                             1725 MONROVIA AVE. C-1
                              COSTA MESA, CA. 92627

To the Board of Directors and Stockholders of Starmed Group, Inc.

I have audited the accompanying consolidated balances sheets of Starmed Group, Inc. (a Nevada corporation) and its subsidiary, as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity, for the year ended December 31, 2001 and the period from inception January 10, 2000 to December 31, 2000 and cumulative to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from inception January 10, 2000 to December 31, 2000 and cumulative to December 31, 2001 in conformity with generally accepted accounting principles accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to financial statements, the Company's recurring losses, negative working capital and shareholders' capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

William D. Lindberg
April 15, 2002
Costa Mesa, Ca.

                                    STARMED GROUP, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2001 AND 2000

                                                              December 31,   December 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
     Current assets
Cash                                                          $   189,349    $    25,790
Inventory                                                          18,820             --
                                                              ------------   ------------
     Total current assets                                         208,169         25,790

     Equipment and furniture
Office furniture and computers                                     68,363             --
Accumulated depreciation                                            2,442             --
                                                              ------------   ------------
       Total equipment and furniture                               65,921             --
                                                              ------------   ------------

     Total assets                                             $   274,090    $    25,790
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                              $     1,780    $        --
Current portion of capital lease obligation                        11,934             --
                                                              ------------   ------------
     Total current liabilities                                     13,714             --

     Long term debt
Note payable with accrued interest due August 23, 2003            305,205             --
Capital lease obligation payable monthly through March
   2005 with interest at 12% less current portion                  50,269             --
                                                              ------------   ------------
     Total liabilities                                            369,188             --

     Shareholders' equity
Common stock (par value $0.01) 50,000,000 shares
  authorized; December 31, 2001,
  4,945,384 and December 31, 2000, 4,475,592 issued
  and outstanding respectively                                     49,454         44,756
Paid in capital                                                    55,094         55,094
(Deficit) accumulated during development stage                   (199,646)       (74,060)
                                                              ------------   ------------

     Total shareholders' equity                                   (95,098)        25,790

Total liabilities and shareholders' equity                    $   274,090    $    25,790
                                                              ============   ============

        The accompanying notes are an integral part of these financial statements.

                                       F-3

                                    STARMED GROUP, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEAR ENDED DECEMBER 31, 2001 AND FROM INCEPTIONS JANUARY 10
                                   TO DECEMBER 31, 2000
                   AND TOTAL DEFICIT ACCUMULATED IN DEVELOPMENT STAGE TO
                                     DECEMBER 31, 2001

                                                                                         Total
                                                                           From        (deficit)
                                                                        inception     accumulated
                                                         Year ended    January 10          in
                                                        December 31,   to December    development
                                                            2001        31, 2000         stage
                                                        ------------   ------------   ------------
INCOME:
     Revenue from royalty                               $     1,018    $        --    $     1,018

EXPENSES:
     Compensation                                            44,470         69,000        113,470
     Professional fees                                       21,336          5,060         26,396
     Accounting fees                                          4,275             --          4,275
     Office                                                  20,442             --         20,442
     Rent                                                    14,750             --         14,750
     Insurance                                                1,529             --          1,529
     Advertising                                              3,493             --          3,493
     Depreciation                                             2,442             --          2,442
     Impairment of goodwill                                   4,698             --          4,698
                                                        ------------   ------------   ------------
       Total expenses                                       117,435         74,060        191,495

Loss from operations before interest and income taxes
                                                           (116,417)       (74,060)      (190,477)
Interest expense                                              9,169             --          9,169
                                                        ------------   ------------   ------------
Loss from operations before income taxes                   (125,586)       (74,060)      (199,646)
     Income taxes                                                --             --             --
                                                        ------------   ------------   ------------

Net loss                                                $  (125,586)   $   (74,060)   $  (199,646)
                                                        ============   ============   ============
Net loss per share-basic and diluted                    $     (0.03)   $     (0.02)   $     (0.04)
                                                        ============   ============   ============
Weighted average number of shares outstanding             4,671,339      4,149,342      4,671,339
                                                        ============   ============   ============

        The accompanying notes are an integral part of these financial statements.

                                       F-4

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                           FROM INCEPTION JANUARY 10 TO DECEMBER 31, 2000
                            AND TOTAL FROM INCEPTION TO DECEMBER 31, 2001

                                                                       >From           From
                                                                     inception      inception
                                                       For the        January       January 10,
                                                      year ended       10 to          2000 to
                                                     December 31,   December 31,   December 31,
                                                        2001            2000           2001
                                                     ------------   ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $  (125,586)   $   (74,060)   $  (199,646)
Adjustments to reconcile net (loss) to net cash
      Depreciation of computers and furniture              2,442             --          2,442
      Shares issued for compensation                      69,000         69,000
      Impairment loss goodwill                             4,698             --          4,698
(Increase) decrease in operating assets
      Inventory                                          (18,820)            --        (18,820)
Increase (decrease) in operating liabilities
      Accounts payable                                     1,780             --          1,780
                                                     ------------   ------------   ------------
Net cash (used in) operating activities                 (135,486)        (5,060)      (140,546)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Acquisition) of computers and furniture           (68,363)            --        (68,363)
                                                     ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans and interest                     305,205             --        305,205
      Capitalized lease                                   62,203             --         62,203
      Proceeds from issuance of common stock                  --         30,850         30,850
                                                     ------------   ------------   ------------
Net cash provided by financing activities                367,408         30,850        398,258
                                                     ------------   ------------   ------------

Net increase in cash in bank                             163,559         25,790        189,349
Cash in bank as of the beginning of the year              25,790             --             --
                                                     ------------   ------------   ------------

Cash in bank as of the end of the year               $   189,389    $    25,790    $   189,389
                                                     ============   ============   ============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCIAL ACTIVITIES
  Stock issued for compensation                      $        --    $    69,000    $    69,000
  Stock issued for acquisition of subsidiary         $     4,698    $        --    $     4,698
  Payments of interest                               $     3,964    $        --    $     3,964
  Payments of income taxes                           $        --    $        --    $        --

             The accompanying notes are an integral part of these financial statements.

                                       F-5

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FROM INCEPTION JANUARY 10, 2000 TO DECEMBER 31, 2001

                                                               Common Stock
                                                    -----------------------------------    (Deficit)
                                                                              Paid in     accumulated
                                                                Par value     capital         in
                                                     Number of  $0.01 per    (discount    development
                                                      shares      share      from par)       stage
                                                    -----------------------------------   -----------

Balance at revival January 10, 2000                 4,040,592   $  40,406    $ (40,406)   $       --

Common shares issued for cash October 2000 at
  average price per share $0.23                       135,000       1,350       29,500

Common shares issued for compensation for
  services in October 2000 valued at
  average price per share of shares issued
  for cash $0.23                                      300,000       3,000       66,000

Net loss                                                                                     (74,060)
                                                    -----------------------------------   -----------

Balance at December 31, 2000                        4,475,592      44,756       55,094       (74,060)

Acquisition July 27, 2001 of all of the
  469,792 shares (par value $0.01)
  outstanding of Sierra Medicinal, Inc. for
  469,792 shares of the Company.
  Sierra had no assets and no liabilities.
  The fair market value of net assets
  acquired was zero. The fair market value of
  the shares issued is not determinable since
  there is no market for the Company's stock. The
  Company has used the common
  stock par value $0.01 to value the acquisition      469,792       4,698

Net loss                                                                                    (125,586)
                                                    -----------------------------------   -----------

Balance at December 31, 2001                        4,945,384   $ (49,454)   $  55,094    $ (199,646)
                                                    ===================================   ===========

   The accompanying notes are an integral part of these financial statements.

                               STARMED GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION JANUARY 10, 2000 TO DECEMBER 31, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was first incorporated on November 3, 1961 under the name of Riverside Homes, Inc. in North Carolina. On December 18, 1969 the Company's Articles of Incorporation were amended to change the name of the Company to Port Star Industries, Inc. In February, 1972, the Company had to sell all of its assets to pay existing debts. The Company became inactive until August 3, 1981 when its domicile was changed to Nevada from North Carolina. On March 20, 1984 the Company's shareholders voted to acquire a company called Energy Dynamics, Inc. and to change its name to Energy Dynamics, Inc. On March 20, 1985 this proposed acquisition was rescinded because of non-performance and the Company changed its name to Heathercliff Group Inc. The Company became inactive for several years. Heathercliff Group, Inc. was in real estate development, and Herman Rappaport, either directly or through his family trust, was a majority shareholder of that company.

On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on Jan. 24, 2001. At the time of its revival the Company had no assets and no liabilities. It had 4,040,592 shares of $0.01 par value stock issued and outstanding.

On October 2, 2000, the Company changed its name to Starmed Group, Inc.

On July 27, 2001 the Company acquired all of the 469,792 par value $0.01 shares of Sierra Medicinals, Inc.(Sierra), an Arizona corporation, incorporated March 2, 2000 in an exchange of shares on a one for one basis. The Company issued 469,792 par value $0.01 shares.

Sierra plans to develop, manufacture and sell herbal health products.

The Company has been in the development stage since it's revival January 10, 2000 and the acquired subsidiary Sierra is also in the development stage.

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (January 10, 2000), sustained significant losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

OFFICE FURNITURE AND COMPUTERS

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which was seven years. The Company has acquired its computers under a capital lease.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFSA No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon it fair value.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

In October 2001, the FASB issued SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards

3. RELATED PARTY TRANSACTIONS

During the year 2000 and until the Sierra acquisition on July 27, 2001, the Company's office was furnished by a stockholder at no cost to the Company. Since there was very minimal activity no value has been recorded for this service.

4. LEASES

The Company leases it offices on a month-to-month basis for $2,950 per month.

5. CAPITAL STOCK

On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on Jan. 24, 2001. At the time of its revival the Company had no assets and no liabilities. It had 4,040,592 shares of $0.01 par value stock issued and outstanding. The Company valued it 4,040,592 shares of outstanding stock at its par value $0.01 per share $40,406 and immediately recorded a discount from par value of $40,406 in accordance with generally accepted accounting principles.

In October 2000 the Company issued 135,000 shares for cash at $0.23 per share and issued 300,000 shares as compensation for services. The Company valued the services at the same value as shares issued for cash, $0.23 per share.

On July 27, 2001 the Company acquired all of the 469,792 par value $0.01 shares of Sierra Medicinals, Inc. (Sierra), an Arizona corporation, incorporated March 2, 2000 in an exchange of shares on a one for one basis.

Sierra issued 469,792 shares of $0.01 par value stock for services in connection with its formation on March 2, 2000. Sierra had no further activity until it was acquired by the Company on July 27, 2001. The Company issued 469,792 shares to acquire all of the outstanding shares of Sierra. Sierra had no assets and no liabilities. The fair market value of net assets acquired was zero. The fair market value of the shares issued is not determinable since there is no market for the Company's stock. The Company has used the common stock par value $0.01 to value the acquisition, $4,698, and recorded goodwill for that same amount.

In accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company reviewed goodwill and determined that the carrying amount of the asset may not be recoverable and charged $4,698 to impairment loss in the year ended December 31, 2001

6. INCOME TAXES

The components of the deferred tax asset is as follows:

                                                   December 31,     December 31,
                                                       2001             2000
                                                   ------------     ------------
   Deferred tax assets:
       Net operating loss carry-forward            $   (50,165)     $    (2,015)
       Valuation allowance                         $    50,165      $     2,015
                                                   ------------     ------------

   Net deferred tax assets                         $        --      $        --
                                                   ============     ============

The Company had available approximately $126,000 and $5,000 of unused Federal and state net operating loss carry-forwards at December 31, 2001 and 2000, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31,     December 31,
                                                       2001             2000
                                                   ------------     ------------
     Statutory federal tax (benefit) rate              (34.0)%          (34.0)%
     Statutory state tax (benefit) rate                (5.83)%          (5.83)%
                                                   ------------     ------------
     Effective tax rate                               (39.83)%         (39.83)%
     Valuation allowance                               39.83%           39.83%
                                                   ------------     ------------
     Effective income tax rate                          0.00%            0.00%
                                                   ============     ============

7. LONG TERM DEBT

         NOTE PAYABLE

The Company has borrowed $300,000 from a venture capital firm Citadel Capital Management Group, (Nevada corporation), to fund its working capital. The Company shall have the right but not obligation to borrow from Citadel, up to $600,000 at the interest rate of 10% per annum on all advances made, from and after the date of each advance, and shall mature on August 31, 2003 at which time the outstanding principal and accrued but unpaid interest shall be due and payable. Citadel shall have the right at any time as long as the note is outstanding to convert all or any part of the outstanding principal balance of the note, and all accrued but unpaid interest, into shares of Common Stock of the Company on the following terms and conditions. If Citadel elects to convert less than the entire principal balance of the note into equity, or in the event that the entire principal balance of the note is less than $600,000, then the number of shares of Common Stock of the Company to which Citadel shall be entitled, shall equal the product of 10% of the outstanding shares of Common Stock, the numerator of which shall be the principal balance of the note which Citadel intend to convert from debt to equity, and the denominator of which shall be $600,000.

At December 31, 2001 Citadel has the right to convert $305,205 into 253,584 shares ($0.82 per share).

         CAPITAL LEASE

The Company has a five-year lease on computers. The monthly payment is $1,563 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $65,875 and has capitalized that value for depreciation. The balance of the capital lease obligation was $62,203 at December 31, 2001 of which $11,934 was current.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING DISCLOSURE

The Board of Directors of the Company approved the engagement of William D. Lindberg, CPA ("WL") on March 20, 2002 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal years 2000 and 2001. The decision resulted from the fact that the previous auditor, Bharti Sudan, CPA, informed the Company that she was resigning as the Company's auditor for reasons unrelated to the Company.

The audit reports provided by the Company's previous auditor, Bharti Sudan, CPA, for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Bharti Sudan, CPA, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure prior to the engagement of WL.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following individuals are directors of the Company:


Name and Age                        Current Position          Director Since            Officer Since
------------                        ----------------          --------------            -------------
Herman H. Rappaport         84      President, CEO, Director  December 18, 1969         December 18, 1969

Dr. Steven L. Rosenblatt    54      Exec. Vice Pres.          February 23, 2000         February 25, 2000

Dr. Hector Rodriguez        57      Vice Pres.                February 23, 2000         February 23, 2000

Dr. Avner Manzoor-Mandel    52      Vice. Pres.               February 23, 2000         February 23, 2000

Dr. Joel Feinstein          52      Vice President            February 23, 2000         February 23, 2000

         Each director's term will expire on next annual meeting. The date of the next annual meeting of the shareholders was set by the Board of Directors to be December 15, 2002 to vote on the length of the directors and executive officers' terms. Directors are not compensated for their services.

Herman H. Rappaport, B.Ch.E., President, Chief Executive Officer, Director

         Mr. Rappaport received his degree from the University of the City of New York in 1939. During the last seven years Mr. Rappaport has studied medical systems and products in Russia, China as well as in the United States including two winters in St. Petersburg and Moscow as well as trips to Beijing and Shanghai to study natural medicine.

         Mr. Rappaport served as a member of two Advisory Boards on Foreign Trade for the United States Department of Commerce from 1983 to 1996 and prior to that time, served as a member for two terms on the Mass Transportation Commission of the United States Department of Transportation.

         Mr. Rappaport was the Founder and President of the public, non-profit Press, Education, Government Foundation for improved communications between the media and government and hosted conferences at the Annenberg School of Communications, University of Southern California on alternative energy, air rights and others. He also served on the Economic Development Board of the City of Los Angeles.

         Mr. Rappaport's business experience over the past 5 years consisted of organizing and managing StarMed Group and Sierra Medicinals, working on the establishment of formulas, and providing for the testing and marketing of the same, also in preparing the design of the labels and brochures, and in general running the office. Mr. Rappaport was also instrumental in establishing a group of 13 medical doctors including medical authorities in ophthalmology, gastroenterology, and other medical specialties, plus advisors in U.S. government, Chinese government, and Latin America medicine, whose advise would be used for the benefit of the Company. Mr. Rappaport also arranged for travel to China with the medicinal director, August Reader III, and Helen Burroughs, an expert in Chinese foreign trade. In Beijing, the group met with Ambassador Li Dayou's former representatives on trade with the United States, Tao Wuxin and Zu Ji. Mr. Rappaport was and continues to be responsible for all the Company's business efforts, from its start, providing office facilities until September, 2001, directing production, to arranging for marketing.

Dr. Steven L. Rosenblatt, M.D., Ph.D., L.Ac. - Executive Vice President, Medical Director, Director

         Dr. Rosenblatt holds a Ph.D, from the University of California at Los Angeles, an M.D. from the School of Medicine, St. George University. He is a founder and past president of the California Acupuncture College, founder and director of the UCLA Acupuncture Clinic of UCLA School of Medicine. Dr. Rosenblatt is a former director of the Complementary Medicine Program of Cedars-Sinai Medical Center and is an examiner for the State of California Acupuncture Board.

         Dr. Rosenblatt has conducted and been a participant of numerous medical conferences of the subject of herbal medicines and has been in private practice in Los Angeles for five years.

Dr. Hector Rodriguez, M.D., Ph.D. Vice President, Director

         Dr. Rodriguez received an M.D. from the Universidad Nacional of Bogota, Colombia and a Ph.D. from University of California at San Francisco with post graduate work at Washington University School of Medicine, St. Louis, Mo. His certifications include The American Board of Internal Medicine, Nephrology Subspecialty and is licensed in Illinois, Missouri, and California where he's practiced the past five years.

Dr. Avner Manzoor-Mandel, M.D. Vice President, Director

         Dr. Manzoor-Mandel holds medical degrees from Pahlavi University and the University of Maryland. He is a member of the American College of Cosmetic Surgery and the College of Obstetrics and Gynecology. For the past five years he has been in private practice in Los Angeles.

Dr. Joel Feinstein, M.D., F.A.C.S., Vice President, Director

         Dr. Feinstein holds degrees from Penn State University, M.S. in Physiology, and M.D. from Downstate Medical Center, Brooklyn, N.Y. Dr. Feinstein is Gastroenterologist Consultant to Cedars-Sinai Medical Center and a Consultant on Colon Cancer as well as Associate Clinical Professor of Medicine at UCLA. and a member of the Education Committee, American Cancer Society, Los Angeles. Dr. Feinstein has appeared as a medical authority on numerous conferences including that of moderator at the World Congress of Gastroenterology. Dr. Joel Feinstein has been a consultant to the Company since its inception and a director since its formal organization. Dr. Feinstein is a practicing physician and specialist in gastroenterology.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

Name and                       Year   Salary   Bonus      Other     Restricted   Options   LTIF   Other
Position                                               Compensation   Stock (1)

Herman Rappaport *,**         1998      -0-      -0-       -0-         -0-         -0-
President & CEO               1999      -0-      -0-       -0-         -0-         -0-
                              2000      -0-      -0-       -0-       150,000       -0-
                              2001    18,000     -0-       -0-         -0-         -0-

Dr. Steven Rosenblatt*        1998      -0-      -0-       -0-         -0-         -0-
Ex, Vice Pres.                1999      -0-      -0-       -0-         -0-         -0-
                              2000      -0-      -0-       -0-       150,000       -0-
                              2001    18,000     -0-       -0-         -0-         -0-

Dr. Hector Rodriguez*         1998      -0-      -0-       -0-         -0-         -0-
Vice Pres.                    1999      -0-      -0-       -0-         -0-         -0-
                              2000      -0-      -0-       -0-         -0-         -0-
                              2001      -0-      -0-       -0-         -0-         -0-

Dr. Joel Feinstein*           1998      -0-      -0-       -0-         -0-         -0-
Vice Pres.                    1999      -0-      -0-       -0-         -0-         -0-
                              2000      -0-      -0-       -0-         -0-         -0-
                              2001      -0-      -0-       -0-         -0-         -0-

Dr. Avner Manzoor-Mandel*
Vice Pres.                    1998      -0-      -0-       -0-         -0-         -0-
                              1999      -0-      -0-       -0-         -0-         -0-
                              2000      -0-      -0-       -0-         -0-         -0-
                              2001      -0-      -0-       -0-         -0-         -0-

* The Company was dormant during 1998 and 1999. Other than Herman Rappaport these officials and directors had no position with the Company during 1998 and 1999

** Additionally, Herman Rappaport holds 2,727,000 shares of common stock in the Rappaport Family Trust which was issued in 1987 and prior to the issuance of the 210,000 shares issued to Herman Rappaport and noted above.

(1) The value of the restricted stock issued for the services provided was $0.23 per share.

         There is no plan to compensate directors for their services as directors of the Company. Officers are not paid any cash compensation excepting for a draw of $4,500 per month for the last four months of 2001 by Herman Rappaport and Dr. Steven Rosenblatt. However, officers have received stock in lieu of cash for their work as officers and directors.

         The Company eventually intends to place its officers on salary, however, no employment agreements have been yet reached as to a salary structure for any of the officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership (as such term is defined under Section 13
(d) of the Securities Act of 1934 as amended of the common stock by (i) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (ii) each director of the Company, (iii) the named officers, and (iv) all executive officers of the Company as a group.


Name, Position and Address of            Amount and Nature of           Percent of Class
Beneficial Owner                       Beneficial Ownership (1)
Herman H. Rappaport (2)                        210,000                       4.25%
President, CEO and Director

Rappaport Family Trust (3)                    2,838,089                      57.39%
c/o  Herman H. Rappaport
2170 Century Park East, 1007S

Dr. Steven L. Rosenblatt                       225,000                       4.55%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)                        67,547                       1.37%
Vice-President and Director

Avner Manzoor-Mandel(2)                         67,547                       1.37%
Vice-President and Director

Dr. Joel Feinstein (2)                          67,547                       1.37%
Vice-President and Director

All Other Officers and Directors               3,475,730                     70.28%
 as a group (5)

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) C/o Company's address: 2170 Century Park East, 1007 S., Los Angeles, Ca. 90067.

(3) 2,838,089 shares held by Herman and Rhoda Rappaport Living Trust, Susan Harris Trustee, are deemed to be beneficially owned by Mr. Rappaport with respect to the voting and investment power of such shares.

         There are no outstanding options or warrants. The number of shares of common stock outstanding as of December 31, 2001 was 4,945,384.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Initial Investment in the Company by Herman H. Rappaport

         Herman H. Rappaport purchased the shares now in the possession of the Rappaport Family Trusts and totaling 2,727,000 shares of Heathercliff Group, Inc, (originally Port Star Industries) for the sum of $200,000 in 1969. In fiscal year 2000, the officers and directors of the Company, Messrs. Rodriguez, Manzoor-Mandel and Feinstein each purchased 45,000 shares of the Company for $10,283 (for a total amount of $30,850 for a total of 135,000 shares).

         The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

         Shares for services

         On March 28, 2001 the Board of Directors authorized the issuance of a total of 300,000 shares of common stock for services performed and funds advanced during the reorganizational process of the Company. These shares were issued to the following named persons.

Herman H. Rappaport                                  150,000 shares
Dr. Steven L. Rosenblatt                             150,000 shares

         The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

         Shares for acquisition

         On July 27, 2001 to reflect the merger of Sierra Medicinals, Inc., a wholly owned subsidiary of StarMed Group Inc., all of 469,792 outstanding shares of Sierra Medicinals, Inc. were exchanged in a merger with StarMed Group Inc., a Nevada corporation, on a one for one basis. The number of shares outstanding of StarMed Group, Inc. is 4,945,384 as of December 31, 2001. Following the merger, the Company has a wholly-owned subsidiary of Sierra Medicinals, Inc., an Arizona corporation. The shares in the acquisition were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act. The shares were issued in a private transaction not involving a public offering to a total of 23 shareholders, all of which except for 6 persons, were accredited investors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

         The following exhibits of the Company are included herein.

Exhibit Number      Description
--------------      -----------

2.1       Certificate of Merger of StarMed Group, Inc.*

3.1       Articles of Incorporation of Port Star Industries, Inc.*

3.2       Amendment to the Articles of Incorporation of Port Star, Industries,
          Inc.*

3.3       Amendment to the Articles of Incorporation of Energy Dynamics, Inc.*

3.4       Amendment to the Articles of Incorporation of StarMed, Inc. (Arizona)*

3.5       Certificate of Revival of StarMed Group, Inc. (Nevada)*

3.6       Certificate of Reinstatement of Heathercliff Group, Inc.*

3.7       Bylaws*

10.1      Loan Agreement*

22.       Subsidiaries of the Registrant*
-------------------------------
* Previously filed with the Securities and Exchange Commission as exhibits to Form 10-SB/A.

         (b)      Reports on Form 8-K
                  -------------------

                  None in fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2002.

                               STARMED GROUP, INC.

                               By:  /s/ Herman Rappaport
                                    ------------------------------------
                                    Herman Rappaport
                                    President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herman Rappaport            President, CEO and Director                     Date: 4/16/02
------------------------        (principal executive officer)
    Herman Rappaport

/s/ Dr. Steven L. Rosenblatt    Executive Vice- President and Director          Date: 4/16/02
------------------------
    Dr. Steven L. Rosenblatt

/s/ Dr. Hector Rodriguez        Vice President and    Director                  Date: 4/16/02
------------------------
    Dr. Hector Rodriguez

/s/ Dr. Avner Manzoor-Mandel    Vice President and Director                     Date: 4/16/02
------------------------
   Dr. Avner Manzoor-Mandel

/s/ Dr. Joel Feinstein          Vice President and    Director                  Date: 4/16/02
------------------------
    Dr. Joel Feinstein
