Form 10QSB
period 2002-03-31
STARMED GROUP INC
filed 2002-05-14
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

                           Commission File No. 0-33153

                                 STARMED GROUP, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

        Nevada                                                 52-2220728
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                             Identification Number

              2029 Century Park East, Suite 1112, Los Angeles, Ca. 90067
           -----------------------------------------------------------
                     (Address of principal executive office)
                    Issuer's telephone number: (310) 226-2555
                                 --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

          As of March 31, 2002, there were 4,945,384 shares of Common Stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

TABLE OF CONTENTS                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheet                                          3
(b)      Consolidated Statement of Operations                                4
(c)      Consolidated Statement of Cash flows                                5
(d)      Consolidated Statement of Shareholders' Equity                      6
(e)      Notes to Financial Statements                                       7
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   11

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 3.  Defaults On Senior Securities                                      13

Item 4.  Submission of Items to a Vote                                      13

Item 5.  Other Information                                                  13

Item 6.                                                                     13

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                  14


                                      STARMED GROUP, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
                           AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                               March 31, 2002    December 31,
                                                                (un-audited)         2001
                                                               --------------   --------------
ASSETS
     Current assets
Cash                                                           $     170,145    $     189,349
Inventory                                                             42,160           18,820
                                                               --------------   --------------
     Total current assets                                            212,305          208,169

      Equipment and furniture
Office furniture and computers                                        68,363           68,363
Accumulated depreciation                                               4,883            2,442
                                                               --------------   --------------
       Total equipment and furniture                                  63,480           65,921
                                                               --------------   --------------

     Total assets                                              $     275,785    $     274,090
                                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                               $       1,730    $       1,780
Current portion of capital lease obligation                           12,419           11,934
                                                               --------------   --------------
     Total current liabilities                                        14,149           13,714

     Long term debt
Note payable with accrued interest due August 23, 2003               414,899          305,205
Capital lease obligation payable monthly through
 March 2005 with interest at 12% less current portion                 45,964           50,269
                                                               --------------   --------------
     Total liabilities                                               475,012          369,188

     Shareholders' equity
Common stock (par value $0.01) 50,000,000 shares authorized;
 March 31, 2002 and December 31, 2001, 4,945,384 shares
 issued and outstanding                                               49,454           49,454
Paid in capital                                                       55,094           55,094
(Deficit) accumulated during development stage                      (303,775)        (199,646)
                                                               --------------   --------------

     Total shareholders' equity                                     (199,227)         (95,098)

Total liabilities and shareholders' equity                     $     275,785    $     274,090
                                                               ==============   ==============

           The accompanying notes are an integral part of these financial statements.

                                               3


                                        STARMED GROUP, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       AND TOTAL DEFICIT ACCUMULATED IN DEVELOPMENT STAGE TO
                                           MARCH 31, 2002
                                            (UN-AUDITED)

                                                                                   Total (deficit)
                                                                                    accumulated in
                                                          For the        For the      development
                                                            three          three      stage from
                                                        months ended   months ended     inception
                                                         March 31,      March 31,  January 10, 2000 to
                                                            2002           2001      March 31, 2002
                                                        ------------   ------------   ------------
INCOME:
Revenue from royalty                                    $     2,274    $         -    $     3,292

EXPENSES:
Compensation                                                 28,930          2,500        142,400
Professional fees                                            26,235          2,487         52,631
Accounting fees                                               5,675              -          9,950
Office                                                       11,009          1,050         31,451
Rent                                                          5,997              -         20,747
Insurance                                                     1,839              -          3,368
Advertising                                                  11,710              -         15,203
Travel and entertainment                                      2,004              -          2,004
Depreciation                                                  2,441              -          4,883
Impairment of goodwill                                            -              -          4,698
                                                        ------------   ------------   ------------
       Total expenses                                        95,840          6,037        287,335

Loss from operations before interest and income taxes
                                                            (93,566)        (6,037)      (284,043)
Interest expense                                             10,563              -         19,732
                                                        ------------   ------------   ------------
Loss from operations before income taxes                   (104,129         (6,037)      (303,775)
Income taxes                                                      -              -              -
                                                        ------------   ------------   ------------

Net loss                                                $  (104,129)   $    (6,037)   $  (303,775)
                                                        ============   ============   ============
Net loss per share-basic and diluted                    $     (0.02)   $     (0.00)   $     (0.06)
                                                        ============   ============   ============

Weighted average number of shares outstanding             4,945,384      4,149,342      4,945,384
                                                        ============   ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                 4


                                       STARMED GROUP, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                         AND FROM INCEPTION JANUARY 10 TO MARCH 31, 2002
                                          (UN-AUDITED)

                                                        For the     For the three  From inception
                                                      three months  months ended  January 10, 2000
                                                      ended March     March 31,    to March 31,
                                                       31, 2002         2001           2002
                                                     ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $  (104,129)   $    (6,037)   $  (303,775)
Adjustments to reconcile net (loss) to net cash
      Depreciation of computers and furniture              2,441              -          4,883
      Shares issued for compensation                           -              -         69,000
      Impairment loss goodwill                                 -              -          4,698
(Increase) decease in operating assets
     Inventory                                           (23,340)             -        (42,160)
Increase (decrease) in operating liabilities
     Accounts payable                                        (50)             -          1,730
                                                     ------------   ------------   ------------
Net cash (used in) operating activities                 (125,078)        (6,037)      (265,624)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) of computers and furniture                  -           (253)       (68,363)
                                                     ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans and interest                     109,694              -        414,899
      Capitalized lease                                   (3,820)             -         58,383
      Proceeds from issuance of common stock                   -              -         30,850
                                                     ------------   ------------   ------------
Net cash provided by financing activities                105,874              -        504,132
                                                     ------------   ------------   ------------

Net increase in cash in bank                             (19,204)        (6,290)       170,145
Cash in bank as of the beginning of the year             189,349         25,789              -
                                                     ------------   ------------   ------------

Cash in bank as of the end of the period             $   170,145    $    19,499    $   170,145
                                                     ============   ============   ============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCIAL ACTIVITIES
  Stock issued for compensation                      $         -    $         -    $    69,000
  Stock issued for acquisition of subsidiary         $         -    $         -    $     4,698
  Payments of interest                               $       869    $         -    $     3,964
  Payments of income taxes                           $         -    $         -    $         -

           The accompanying notes are an integral part of these financial statements.

                                               5


                                             STARMED GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              FROM INCEPTION JANUARY 10, 2000 TO MARCH 31, 2002
                                                (UN-AUDITED)

                                                                 Common Stock
                                                      ---------------------------------------    (Deficit)
                                                                                   Paid in      accumulated
                                                                     Par value     capital           in
                                                       Number of     $0.01 per    (discount     development
                                                         shares      per share     from par)       stage
                                                      -----------   -----------   -----------   -----------
Balance at revival January 10, 2000                    4,040,592    $   40,406    $  (40,406)   $        -

Common shares issued for cash October 2000 at
 average price per share $0.23                           135,000         1,350        29,500

Common shares issued for compensation for
 services in October 2000 valued at average
 price per share of shares issued for cash $0.23
                                                         300,000         3,000        66,000

Net loss                                                                                           (74,060)
                                                      -----------   -----------   -----------   -----------

Balance at December 31, 2000                           4,475,592        44,756        55,094       (74,060)

Acquisition July 27, 2001 of all of the 469,792 shares (par value $0.01) outstanding of Sierra
 Medicinal, Inc. for 469,792 shares of the Company
 Sierra had no assets and no liabilities. The fair market value of net assets acquired was zero. The fair market value of the shares issued is not determinable since there is no market for the Company's stock. The Company has used the common stock par value $0.01 to value the acquisition

                                                         469,792         4,698

Net loss                                                                                          (125,586)
                                                      -----------   -----------   -----------   -----------

Balance at December 31, 2001                           4,945,384       (49,454)       55,094      (199,646)

Net loss                                                                                          (104,129)
                                                      -----------   -----------   -----------   -----------
Balance at March 31, 2002                              4,945,384    $  (49,454)   $   55,094    $ (303,775)
                                                      ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of these financial statements.

                                                     6

                               STARMED GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UN-AUDITED)

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Starmed Group, Inc. (the Company) as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and from inception (January 10, 2000) through March 31, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 and from inception (January 10, 2000) through March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (January 10, 2000) to December 31, 2001.

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

6. INCOME TAXES

The components of the deferred tax asset is as follows:

                                                     December 31,   December 31,
                                                        2001            2001
                                                     ------------   ------------
   Deferred tax assets:
       Net operating loss carry-forward              $   (90,460)   $   (50,165)
       Valuation allowance                           $    90,460    $    50,165
                                                     ------------   ------------

   Net deferred tax assets                           $         -    $         -
                                                     ============   ============

    The Company had available approximately $227,000 and $126,000 of unused Federal and state net operating loss carry-forwards at March 31, 2002 and December 31, 2001 respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

    SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2002 and December 31, 2001 valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

   Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------
     Statutory federal tax (benefit) rate                (34.0)%        (34.0)%
     Statutory state tax (benefit) rate                   (5.83)%        (5.83)%
                                                     ------------   ------------
     Effective tax rate                                  (39.83)%       (39.83)%
     Valuation allowance                                  39.83%         39.83%
                                                     ------------   ------------
     Effective income tax rate                             0.00%          0.00%
                                                     ============   ============

7. LONG TERM DEBT

         NOTE PAYABLE
The Company has borrowed $400,000 from a venture capital firm Citadel Capital Management Group, (Nevada corporation), to fund its working capital. The Company shall have the right but not obligation to borrow from Citadel, up to $600,000 at the interest rate of 10% per annum on all advances made, from and after the date of each advance, and shall mature on August 31, 2003 at which time the outstanding principal and accrued but unpaid interest shall be due and payable. Citadel shall have the right at any time as long as the note is outstanding to convert all or any part of the outstanding principal balance of the note, and all accrued but unpaid interest, into shares of Common Stock of the Company on the following terms and conditions. If Citadel elects to convert less than the entire principal balance of the note into equity, or in the event that the entire principal balance of the note is less than $600,000, then the number of shares of Common Stock of the Company to which Citadel shall be entitled, shall equal the product of 10% of the outstanding shares of Common Stock, the numerator of which shall be the principal balance of the note which Citadel intend to convert from debt to equity, and the denominator of which shall be $600,000.

At March 31, 2002 Citadel has the right to convert $414,899 into 347,769 shares ($0.82 per share).

         CAPITAL LEASE
The Company has a five-year lease on computers. The monthly payment is $1,563 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $65,875 and has capitalized that value for depreciation. The balance of the capital lease obligation was $58,383 and $62,203 at March 31 2002 and December 31, 2001 respectively, of which $12,419 was current at March 31, 2002.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

Overview of the Company's Business
----------------------------------

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

         On January 10, 2000, the Company was revived and its name was changed to StarMed Group, Inc. At the time of its revival, the Company had no assets and no liabilities. Mr. Rappaport was a majority shareholder of StarMed Group, Inc. (either directly or through his family trust)

         On July 27, 2001, the Company acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March, 2000, in an share exchange of a total of 469,792 shares, on a one for one basis. The number of shares outstanding of StarMed Group, Inc. is 4,945,384 as of December 31, 2001. Following the merger, the Company has a wholly-owned subsidiary of Sierra Medicinals, Inc., an Arizona corporation. Mr. Rappaport, either directly or through his family trust, was a majority shareholder of Sierra Medicinals, Inc.

         We continue our operations through Sierra Medicinals, Inc. because of the market recognition of the Sierra Medicinal label and the SierraMed website, as well as the marketing of its existing nutraceuticals e.g. Sight D, Sight W, Colon IB, JT Penetrating Cream, and others.

         On August 23, 2001, the venture capital company, Citadel Capital Management Company, agreed to provide funding in the amount of $600,000 as a two-year loan to StarMed Group's subsidiary, Sierra Medicinals, convertible to 10% of the common stock of the Company and guaranteed by the Company. As of March 31, 2002, the Company had borrowed $400,000.

Plan of Operations
------------------

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

         The Company has engaged the services of two medical authors to write two books on illnesses of that effect the general public, especially the elderly. The Company plans to produce and market the products that help alleviate the problems discussed in the books

         We anticipate marketing of Company products to start by mid-May , 2002. Marketing will be undertaken by a major marketing company CPNM/IMC on a non-exclusive basis. Sierra Medicinals will also market its products on the Internet and other direct marketing channels. The Company does not anticipate requiring additional capital but only if opportunities to expand exports materialize. This is not expected to occur during the next 12 months.

         For the three months period ending March 31, 2002, the Company's expenditures were $95,840 (un-audited), which are not comparable to the three month ended March 31, 2001 of $6,037 (un-audited) as the Company did not start up operations until August of 2001. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the three months period ending March 31, 2002 was $104,129 (un-audited) compared to the net loss from the first three months ended March 31, 2001 of $6,037 (un-audited) that included an increase in payment of professional fees and general and administrative expenses. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. Forms 8-K AND Form 8-K/A were filed during the quarter ended March 31, 2002 with respect to Item 4. Change in the Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARMED GROUP, INC.

                                          /s/ Herman Rappaport      May 14, 2002
                                          --------------------------
                                          By: Herman Rappaport, President