Form 10KSB/A
period 2001-12-31
STARMED GROUP INC
filed 2002-05-28
CIK 1135263

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Our management has met in China with government leaders and scientists in medicine. Our company was introduced to government leaders by the Chinese ambassador Li Dayou's two members of his trade authority Tao Wuxin and Zu Ji, however we do not have any contractual arrangements with Chinese government to promote StarMed in China.

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

Our Strategy and Business Plan

         Our physicians are directing the Company's attention toward illnesses where Western medicine can be supplemented in curing certain diseases. This is especially true of chronic illnesses where conventional Western medicines focus primarily on treating the symptoms and are usually costly, and often have ill side effects. In general, nutritionals such as those the Company markets, do not provide such a quick cure as conventional prescription drugs, but in our opinion are necessary for good health maintenance and may enhance the traditional treatment offered by Western medicine.

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

         Each formula, the sum of its tested ingredients, has been tested by our doctors. There have been no ill side effects until now. All testing has been done in the United States and in accordance with US government standards. All are over-the counter medicinals, and as such, have not been tested nor approved by the Federal Drug Administration ("FDA"), but do meet all appropriate government standards and regulations, e.g. FDA, etc.

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

         Principals of our company has had a special interest in Chinese products and Chinese approach to treatment of diseases. Dr. Steven Rosenblatt, President of Sierra Medicinals, is not only a Western-trained medical doctor, but was also trained in China in acupuncture and was the first licensed American to practice acupuncture in the United States. He is a member of the national examining board for acupuncture schools and a known lecturer on Chinese herbal medicine. Dr. August Reader III is a well-known ophthalmologist with the Western Eye Institute in San Francisco and a recognized authority on the use of natural herbal medicines in the practice of ophthalmology. Similarly, each medical director of the Company (i.e. Dr. Hector Rodriguez, Dr. Joel Feinstein, and Dr. Avner Manzoor) is a Western- trained medical doctor who has applied alternative medicine in his practice. Herman Rappaport has served with the U.S. Department of Commerce, as an advisor on Foreign Trade for almost 12 years and has studied the use of alternative medicine and foreign practices in medicine in Russia and in China, as well as in the United States.

         Our network of American doctors consists at present of twelve physicians trained in Western medicine and on the staffs of or teaching in or have taught in Cedars-Sinai Medical Center, UCLA Medical School, and others. The doctors are also the shareholders of the Company and some of them also serve as the officers and directors of the Company. The doctors provide us with the information and findings beneficial to the development of our products on per project bases, as may be requested by the Company. The doctors do not have a contractual duty to provide us with such information but they do it voluntarily in an effort to make the Company successful.

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

Independent Auditors' Report of William Lindberg, CPA                        F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001                 F-4

Consolidated Statements of Operations for the year ended
  December 31, 2001 and from inception January 10, 2000 to
  December 31, 2000                                                          F-5

Consolidated Statements of Stockholders' Equity (Deficit)from
  Inception of Developmental Stage to December 31, 2001                  F-6-F-9

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and from Inception of Development Stage
  to December 31, 2000                                                 F-10-F-11

Notes to Consolidated Financial Statements                             F-12-F-21

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

William D. Lindberg
April 15, 2002
Costa Mesa, Ca.

                                    STARMED GROUP, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2001 AND 2000

                                                              December 31,   December 31,
                                                                  2001           2000
                                                                             (as restated)
                                                              ------------   ------------

ASSETS
     Current assets
Cash                                                          $   189,349    $    25,790
Inventory                                                          18,820             --
                                                              ------------   ------------
     Total current assets                                         208,169         25,790

     Equipment and furniture
Office furniture and computers                                     68,363             --
Accumulated depreciation                                            2,442             --
                                                              ------------   ------------
       Total equipment and furniture                               65,921             --
                                                              ------------   ------------

     Total assets                                             $   274,090    $    25,790
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                              $     1,780    $        --
Current portion of capital lease obligation                        11,934             --
                                                              ------------   ------------
     Total current liabilities                                     13,714             --

     Long term debt
Note payable with accrued interest due August 23, 2003            305,205             --
Capital lease obligation payable monthly through March
   2005 with interest at 12% less current portion                  50,269             --
                                                              ------------   ------------
     Total liabilities                                            369,188             --

     Shareholders' equity
Common stock (par value $0.01) 50,000,000 shares
  authorized; December 31, 2001,
  4,945,384 and December 31, 2000, 4,475,592 issued
  and outstanding respectively                                     49,454         44,756
Paid in capital                                                    55,094         55,094
(Deficit) accumulated during development stage                   (199,646)       (74,060)
                                                              ------------   ------------

     Total shareholders' equity                                   (95,098)        25,790

Total liabilities and shareholders' equity                    $   274,090    $    25,790
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

                                                                                         Total
                                                                           From        (deficit)
                                                                        inception     accumulated
                                                         Year ended    January 10          in
                                                        December 31,   to December    development
                                                            2001        31, 2000         stage
                                                                      (as restated)
                                                        ------------   ------------   ------------

INCOME:
     Revenue from royalty                               $     1,018    $        --    $     1,018

EXPENSES:
     Compensation                                            44,470         69,000        113,470
     Professional fees                                       21,336          5,060         26,396
     Accounting fees                                          4,275             --          4,275
     Office                                                  20,442             --         20,442
     Rent                                                    14,750             --         14,750
     Insurance                                                1,529             --          1,529
     Advertising                                              3,493             --          3,493
     Depreciation                                             2,442             --          2,442
     Impairment of goodwill                                   4,698             --          4,698
                                                        ------------   ------------   ------------
       Total expenses                                       117,435         74,060        191,495

Loss from operations before interest and income taxes
                                                           (116,417)       (74,060)      (190,477)
Interest expense                                              9,169             --          9,169
                                                        ------------   ------------   ------------
Loss from operations before income taxes                   (125,586)       (74,060)      (199,646)
     Income taxes                                                --             --             --
                                                        ------------   ------------   ------------

Net loss                                                $  (125,586)   $   (74,060)   $  (199,646)
                                                        ============   ============   ============
Net loss per share-basic and diluted                    $     (0.03)   $     (0.02)   $     (0.04)
                                                        ============   ============   ============
Weighted average number of shares outstanding             4,671,339      4,149,342      4,671,339
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

                                                                       From           From
                                                                     inception      inception
                                                       For the        January       January 10,
                                                      year ended       10 to          2000 to
                                                     December 31,   December 31,   December 31,
                                                        2001            2000           2001
                                                                   (as restated)
                                                     ------------   ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $  (125,586)   $   (74,060)   $  (199,646)
Adjustments to reconcile net (loss) to net cash
      Depreciation of computers and furniture              2,442             --          2,442
      Shares issued for compensation                      69,000         69,000
      Impairment loss goodwill                             4,698             --          4,698
(Increase) decrease in operating assets
      Inventory                                          (18,820)            --        (18,820)
Increase (decrease) in operating liabilities
      Accounts payable                                     1,780             --          1,780
                                                     ------------   ------------   ------------
Net cash (used in) operating activities                 (135,486)        (5,060)      (140,546)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Acquisition) of computers and furniture           (68,363)            --        (68,363)
                                                     ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans and interest                     305,205             --        305,205
      Capitalized lease                                   62,203             --         62,203
      Proceeds from issuance of common stock                  --         30,850         30,850
                                                     ------------   ------------   ------------
Net cash provided by financing activities                367,408         30,850        398,258
                                                     ------------   ------------   ------------

Net increase in cash in bank                             163,559         25,790        189,349
Cash in bank as of the beginning of the year              25,790             --             --
                                                     ------------   ------------   ------------

Cash in bank as of the end of the year               $   189,389    $    25,790    $   189,389
                                                     ============   ============   ============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCIAL ACTIVITIES
  Stock issued for compensation                      $        --    $    69,000    $    69,000
  Stock issued for acquisition of subsidiary         $     4,698    $        --    $     4,698
  Payments of interest                               $     3,964    $        --    $     3,964
  Payments of income taxes                           $        --    $        --    $        --

             The accompanying notes are an integral part of these financial statements.

                                       F-5

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FROM INCEPTION JANUARY 10, 2000 TO DECEMBER 31, 2001

                                                               Common Stock
                                                    -----------------------------------    (Deficit)
                                                                              Paid in     accumulated
                                                                Par value     capital         in
                                                     Number of  $0.01 per    (discount    development
                                                      shares      share      from par)       stage
                                                    -----------------------------------   -----------

Balance at revival January 10, 2000                 4,040,592   $  40,406    $ (40,406)   $       --

Common shares issued for cash October 2000 at
  average price per share $0.23                       135,000       1,350       29,500

Common shares issued for compensation for
  services in October 2000 valued at
  average price per share of shares issued
  for cash $0.23                                      300,000       3,000       66,000

Net loss                                                                                     (74,060)
                                                    -----------------------------------   -----------

Balance at December 31, 2000 (as restated)          4,475,592      44,756       55,094       (74,060)

Acquisition July 27, 2001 of all of the
  469,792 shares (par value $0.01)
  outstanding of Sierra Medicinal, Inc. for
  469,792 shares of the Company.
  Sierra had no assets and no liabilities.
  The fair market value of net assets
  acquired was zero. The fair market value of
  the shares issued is not determinable since
  there is no market for the Company's stock. The
  Company has used the common
  stock par value $0.01 to value the acquisition      469,792       4,698

Net loss                                                                                    (125,586)
                                                    -----------------------------------   -----------

Balance at December 31, 2001                        4,945,384   $ (49,454)   $  55,094    $ (199,646)
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

8. ADJUSTMENTS TO AND RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2000

The Company made the following adjustments to financial statements previously filed from inception January 10, 2000 to December 31, 2000.

1. Cash was decreased from $30,850 to $25,790 ($5,060) for payments made for expenses that were not recorded at December 31, 2000

2. Accounts payable $2,950 and income tax payable $50 were decreased to zero because all expenses had been paid at December 31, 2000 (see 1. above).

3. Common stock at par value $44,350 did not take into account the beginning stock outstanding, the additional stock sold and stock issued for compensation, a total of 4,475,592 shares. The Company adjusted stock issued to 4,475,592 and the par value to $44,756 ($406). (See Statement of Stockholders' equity).

4. The Company issued 300,000 shares as compensation for services but had not assigned a value. The Company assigned a value of $0.23 based on the sales price of stock sold in the same month. This resulted in an adjustment of $69,000 (see Statement of stockholders' equity).

5. As result of the above adjustments the Deficit for the period January 10, 2000 to December 31, 2000 was increased $57,560.

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


Name, Position and Address of            Amount and Nature of           Percent of Class
Beneficial Owner                       Beneficial Ownership (1)
Herman H. Rappaport (2) (3)                   3,048,089                      61.64%
President, CEO and Director

Dr. Steven L. Rosenblatt                       225,000                       4.55%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)                        67,547                       1.37%
Vice-President and Director

Avner Manzoor-Mandel(2)                         67,547                       1.37%
Vice-President and Director

Dr. Joel Feinstein (2)                          67,547                       1.37%
Vice-President and Director

All Other Officers and Directors               3,475,730                     70.28%
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

(2) C/o Company's address: 2170 Century Park East, 1007 S., Los Angeles, Ca. 90067.

(3) 2,838,089 shares are held by Herman and Rhoda Rappaport Living Trust, Susan Harris Trustee, are deemed to be beneficially owned by Mr. Rappaport with respect to the voting and investment power of such shares.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2002.

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

/s/ Herman Rappaport            President, CEO and Director                     Date: 5/24/02
------------------------        (principal executive officer)
    Herman Rappaport

/s/ Dr. Steven L. Rosenblatt    Executive Vice- President and Director          Date: 5/24/02
------------------------
    Dr. Steven L. Rosenblatt

/s/ Dr. Hector Rodriguez        Vice President and Director                     Date: 5/24/02
------------------------
    Dr. Hector Rodriguez

/s/ Dr. Avner Manzoor-Mandel    Vice President and Director                     Date: 5/24/02
------------------------
   Dr. Avner Manzoor-Mandel

/s/ Dr. Joel Feinstein          Vice President and Director                     Date: 5/24/02
------------------------
    Dr. Joel Feinstein
