Form 10QSB
period 2002-06-30
STARMED GROUP INC
filed 2002-08-14
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

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

          As of June 30, 2002, there were 4,945,384 shares of Common Stock, par value $.01 per share, outstanding.

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


                                   STARMED GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                         June 30, 2002     December 31,
                                                         (un-audited)          2001
                                                         --------------   --------------
ASSETS
     Current assets
Cash                                                     $      68,678    $     189,349
Accounts receivable                                              1,177               --
Inventory                                                       42,160           18,820
                                                         --------------   --------------
     Total current assets                                      112,015          208,169

      Equipment and furniture
Office furniture and computers                                  65,063           68,363
Accumulated depreciation                                         7,328            2,442
                                                         --------------   --------------
       Total equipment and furniture                            57,735           65,921
                                                         --------------   --------------

     Total assets                                        $     169,750    $     274,090
                                                         ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                         $      10,263    $       1,780
Current portion of capital lease obligation                     12,060           11,934
                                                         --------------   --------------
     Total current liabilities                                  22,323           13,714

     Long term debt
Note payable with accrued interest due August 23, 2003         424,899          305,205
Capital lease obligation payable monthly through
  March 2005 with interest at 12% less current portion          40,146           50,239
                                                         --------------   --------------
     Total liabilities                                         487,368          369,158

     Shareholders' equity
Common stock (par value $0.01) 50,000,000 shares
  authorized; June 30, 2002 and December 31, 2001,
  4,945,384 shares issued and outstanding                       49,454           49,454
Paid in capital                                                 55,094           55,094
(Deficit) accumulated during development stage                (422,166)        (199,646)
                                                         --------------   --------------

     Total shareholders' equity                               (317,618)         (95,098)

Total liabilities and shareholders' equity               $     169,750    $     274,090
                                                         ==============   ==============


        The accompanying notes are an integral part of these financial statements.


                                          STARMED GROUP, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
         AND TOTAL DEFICIT ACCUMULATED IN DEVELOPMENT STAGE FROM INCEPTION JANUARY 10, 2000 TO
                                             JUNE 30, 2002
                                              (UN-AUDITED)

                               For the six   For the six      For the        For the      Accumulated
                                 months      months ended   three months   three months   deficit from
                               ended June      June 30,      ended June     ended June    inception to
                                30, 2002        2001         30, 2002        30, 2001    June 30, 2002
                              ------------   ------------   ------------   ------------   ------------
INCOME:
Revenue from royalty          $     5,105    $        --    $     2,831    $        --    $     6,123

EXPENSES:
Compensation                       70,625          3,500         41,695          1,000        184,095
Professional fees                  36,780          3,122         10,545            635         63,176
Accounting fees                    10,975             --          5,300             --         15,250
Office                             15,730          2,624          4,721          1,574         36,172
Rent                               14,846             --          8,849             --         29,596
Insurance                           3,107             --          1,268             --          4,636
Advertising                        46,091             --         34,381             --         49,584
Travel and entertainment            2,300             --            296             --          2,300
Depreciation                        4,886             --          2,445             --          7,328
Impairment of goodwill                 --             --             --             --          4,698
                              ------------   ------------   ------------   ------------   ------------
       Total expenses             205,340          9,246        109,500          3,209        396,835

Loss from operations before
 interest and income taxes       (200,235)        (9,246)      (106,669)        (3,209)      (390,712)
Interest expense                   22,285             --         11,722             --         31,454
                              ------------   ------------   ------------   ------------   ------------
Loss from operations before
 income taxes                    (222,520)        (9,246)      (118,391)        (3,209)      (422,166)
Income taxes                           --             --             --             --             --
                              ------------   ------------   ------------   ------------   ------------

Net loss                      $  (222,520)   $    (9,246)   $  (118,391)   $    (3,209)   $  (422,166)
                              ============   ============   ============   ============   ============
Net loss per share-basic
 and diluted                  $     (0.04)   $     (0.00)   $     (0.02)   $     (0.00)   $     (0.09)
                              ============   ============   ============   ============   ============
Weighted average number of
 shares outstanding             4,945,384      4,149,342      4,945,384      4,149,342      4,945,384
                              ============   ============   ============   ============   ============

               The accompanying notes are an integral part of these financial statements.


                                       STARMED GROUP, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                         AND FROM INCEPTION JANUARY 10 TO JUNE 30, 2002
                                          (UN-AUDITED)
                                                                                  From inception
                                                     For the six    For the six    January 10,
                                                     months ended   months ended   2000 to June
                                                     June 30, 2002  June 30, 2001    30, 2002
                                                     ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $  (222,520)   $    (9,246)   $  (422,166)
Adjustments to reconcile net (loss) to net cash
      Depreciation of computers and furniture              4,886             --          7,328
      Shares issued for compensation                          --             --         69,000
      Impairment loss goodwill                                --          4,698
(Increase) decease in operating assets
     Accounts receivable                                  (1,177)            --         (1,177)
     Inventory                                           (23,340)            --        (42,160)
Increase (decrease) in operating liabilities
     Accounts payable                                      8,483             50         10,263
                                                     ------------   ------------   ------------
Net cash (used in) operating activities                 (233,668)        (9,196)      (374,214)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) of computers and furniture                 --           (253)       (65,063)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans and interest                     119,694             --        424,899
      Capitalized lease                                   (6,697)            --         52,206
      Proceeds from issuance of common stock                  --             --         30,850
                                                     ------------   ------------   ------------
Net cash provided by financing activities                112,997             --        507,955
                                                     ------------   ------------   ------------

Net increase (decrease) in cash in bank                 (120,671)        (9,449)        68,678
Cash in bank as of the beginning of the year             189,349         25,790             --
                                                     ------------   ------------   ------------

Cash in bank as of the end of the period             $    68,678    $    16,341    $    68,678
                                                     ============   ============   ============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCIAL ACTIVITIES
  Stock issued for compensation                               --             --    $    69,000
  Stock issued for acquisition of subsidiary                  --             --    $     4,698
  Payments of interest                               $     2,591             --    $     6,555
  Payments of income taxes                                    --             --             --
  Reduction of lease payments and computer cost
    based on adjustment of lease                     $     3,300             --    $     3,300


           The accompanying notes are an integral part of these financial statements.


                                     STARMED GROUP, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FROM INCEPTION JANUARY 10, 2000 TO JUNE 30, 2002
                                         (UN-AUDITED)




                                                     Common Stock
                                        --------------------------------------    (Deficit)
                                                                   Paid in       accumulated
                                                      Par value     capital          in
                                         Number of    $0.01 per    (discount     development
                                          shares         share      from par)       stage
                                        -----------   -----------  -----------   -----------
Balance at revival January 10, 2000      4,040,592    $   40,406   $  (40,406)   $       --

Common shares issued for cash October
2000 at average price per share $0.23      135,000         1,350       29,500

Common shares issued for compensation
for services in October 2000 valued
at average price per share of shares
issued for cash $0.23                      300,000         3,000       66,000

Net loss                                                                            (74,060)
                                        -----------   -----------  -----------   -----------

Balance at December 31, 2000             4,475,592        44,756       55,094       (74,060)

Acquisition July 27, 2001 of all of
the 469,792 shares (par value $0.01)
outstanding of Sierra Medicinal, Inc.
for 469,792 shares of the Company
Sierra had no assets and no
liabilities. The fair market value of
net assets acquired was zero. The
fair market value of the shares
issued is not determinable since
there is no market for the Company's
stock. The Company has used the
common stock par value $0.01 to value
the acquisition                            469,792         4,698

Net loss                                                                           (125,586)
                                        -----------   -----------  -----------   -----------

Balance at December 31, 2001             4,945,384        49,454       55,094      (199,646)

Net loss                                                                           (222,520)
                                        -----------   -----------  -----------   -----------
Balance at June 30, 2002                 4,945,384    $   49,454   $   55,094    $ (422,166)
                                        ===========   ===========  ===========   ===========

         The accompanying notes are an integral part of these financial statements.



                               STARMED GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Starmed Group, Inc. (the Company) as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and from inception (January 10, 2000) through June 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2002 and 2001 and from inception (January 10, 2000) through June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (January 10, 2000) to December 31, 2001.

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

6. INCOME TAXES

The components of the deferred tax asset is as follows:

                                                         June 30,   December 31,
                                                          2002           2001
                                                       -----------   -----------
   Deferred tax assets:
       Net operating loss carry-forward                $  (90,460)   $  (50,165)
       Valuation allowance                             $   90,460    $   50,165
                                                       -----------   -----------

   Net deferred tax assets                             $       --    $       --
                                                       ===========   ===========

    The Company had available approximately $227,000 and $126,000 of unused Federal and state net operating loss carry-forwards at June 30, 2002 and December 31, 2001 respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

    SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2002 and December 31, 2001 valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

   Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                         June 30,   December 31,
                                                          2002           2001
                                                       -----------   -----------
     Statutory federal tax (benefit) rate                 (34.0)%       (34.0)%
     Statutory state tax (benefit) rate                    (5.83)%       (5.83)%
                                                       -----------   -----------
     Effective tax rate                                   (39.83)%      (39.83)%
     Valuation allowance                                   39.83%        39.83%
                                                       -----------   -----------
     Effective income tax rate                              0.00%         0.00%
                                                       ===========   ===========


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

At June 30, 2002 Citadel has the right to convert $424,899 into 350,215 shares ($1.21 per share).

         CAPITAL LEASE
The Company has a five-year lease on computers. The monthly payment was $1,563 per month but was re-negotiated to $1,473 in June, 2002. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575, after taking into effect the re-negotiated payment, and has capitalized that value for depreciation. The balance of the capital lease obligation was $52,206 and $62,203 at June 30, 2002 and December 31, 2001 respectively, of which $12,060 was current at June 30, 2002.

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

         On August 23, 2001, the venture capital company, Citadel Capital Management Company, agreed to provide funding in the amount of $600,000 as a two-year loan to StarMed Group's subsidiary, Sierra Medicinals, convertible to 10% of the common stock of the Company and guaranteed by the Company. As of June 30, 2002, the Company had borrowed $400,000.

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

         The Company has engaged the services of two medical authors to write two books on illnesses of that effect the general public, especially the elderly. The Company plans to produce and market the products that help alleviate the problems discussed in the books

         We began marketing of Company products to in late May, 2002. Marketing is undertaken by a major marketing company CPNM/IMC on a non-exclusive basis. Sierra Medicinals will also market its products on the Internet and other direct marketing channels. The Company does not anticipate requiring additional capital but only if opportunities to expand exports materialize. This is not expected to occur during the next 12 months.

         The Company has entered into an exclusive distribution agreement with Nutraceutical Clinical Laboratories International, Inc., a Florida corporation to purchase the Company's eyesight enhancing products and to distribute and sell such products to Walgreen's, CVS, and Eckerd drug store chains.

         For the six months period ending June 30, 2002, the Company's expenditures were $205,340 (un-audited), which are not comparable to the six month ended June 30, 2001 of $9,246 (un-audited) as the Company did not start up operations until August of 2001. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the six months period ending June 30, 2002 was $222,520 (un-audited) compared to the net loss from the six months ended June 30, 2001 of $9,246 (un-audited) that included an increase in payment of professional fees and general and administrative expenses. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. Forms 8-K AND Form 8-K/A were not filed during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STARMED GROUP, INC.

                                     /s/ Herman Rappaport      August 14, 2002
                                     --------------------------
                                     By: Herman Rappaport, President