Form 10QSB
period 2002-09-30
STARMED GROUP INC
filed 2002-11-14
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

or

[ ]      Transitional report filed under Section 13 or 15 (d) of the Exchange
         Act.

                           Commission File No. 0-33153

                               STARMED GROUP, INC.
                               -------------------
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

         As of September 30, 2002, there were 4,945,384 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes No X

TABLE OF CONTENTS                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheet                                          3
(b)      Consolidated Statement of Operations                                4
(c)      Consolidated Statement of Cash flows                                5
(d)      Consolidated Statement of Shareholders' Equity                      6
(e)      Notes to Financial Statements                                       7
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   11

Item 3.  Controls and Procedures.                                           11

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 3.  Defaults On Senior Securities                                      13

Item 4.  Submission of Items to a Vote                                      13

Item 5.  Other Information                                                  13

Item 6.                                                                     13

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                  14

CERTIFICATION                                                               15

                               STARMED GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                          September
                                                          30, 2002     December
                                                        (un-audited)   31, 2001
                                                         ----------   ----------

ASSETS
     Current assets
Cash                                                     $  35,121    $ 189,349
Receivable from shareholder                                  7,502           --
Inventory                                                   41,234       18,820
                                                         ----------   ----------
     Total current assets                                   83,857      208,169

      Equipment and furniture
Office furniture and computers                              65,063       68,363
Accumulated depreciation                                     9,765        2,442
                                                         ----------   ----------
       Total equipment and furniture                        55,298       65,921
                                                         ----------   ----------

     Total assets                                        $ 139,155    $ 274,090
                                                         ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                         $  24,360    $   1,780
Accrued compensation                                        27,000           --
Stock subscription payable                                  10,000           --
Note payable with accrued interest due August 23, 2003     434,899           --
Current portion of capital lease obligation                 12,426       11,934
                                                         ----------   ----------
     Total current liabilities                             508,685       13,714

     Long term debt
Note payable with accrued interest due August 23, 2003          --      305,205
Capital lease obligation payable monthly through
March 2005 with interest at 12% less current portion        36,899       50,239
                                                         ----------   ----------
     Total liabilities                                     545,584      369,158

     Shareholders' equity
Common stock (par value $0.01) 50,000,000 shares
authorized; September 30, 2002 and December 31,
2001, 4,945,384 shares issued and outstanding               49,454       49,454
Paid in capital                                             55,094       55,094
(Deficit) accumulated during development stage            (510,977)    (199,646)
                                                         ----------   ----------

     Total shareholders' equity                           (406,429)     (95,098)
                                                         ----------   ----------

Total liabilities and shareholders' equity               $ 139,155    $ 274,090
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  AND TOTAL DEFICIT ACCUMULATED IN DEVELOPMENT STAGE FROM INCEPTION
                               JANUARY 10, 2000 TO SEPTEMBER 30, 2002
                                            (UN-AUDITED)
                                                                                          Accumulated
                                                                                          deficit from
                                For the        For the        For the        For the       inception
                              nine months    nine months    three months   three months   January 10,
                                 ended          ended          ended          ended         2000 to
                               September      September      September      September      September
                                30, 2002       30, 2001      30, 2002       30, 2001       30, 2002
                              ------------   ------------   ------------   ------------   ------------
INCOME:
Revenues                      $     6,310    $        --    $     1,205    $        --    $     7,328
Cost of revenues                      926             --            926             --            926
                              ------------   ------------   ------------   ------------   ------------
Gross revenues                      5,384             --            279             --          6,402

EXPENSES:
Compensation                       97,625         16,184         27,000         12,684        211,095
Professional fees                  52,000          3,122         15,220             --         78,396
Accounting fees                    14,275             --          3,300             --         18,550
Office                             20,478         12,671          4,748         10,047         40,920
Rent                               23,697          2,950          8,851          2,950         38,447
Insurance                           4,532             --          1,425             --          6,061
Advertising                        60,497            472         14,406            472         63,990
Travel and entertainment            2,376             --             76             --          2,376
Depreciation                        7,323             --          2,437             --          9,765
Impairment of goodwill                 --          4,698             --          4,698          4,698
                              ------------   ------------   ------------   ------------   ------------
       Total expenses             282,803         40,097         77,463         30,851        474,298

Loss from operations before
 interest and income taxes       (277,419)       (40,097)       (77,184)       (30,851)      (467,896)
Interest expense                   33,912          1,027         11,627          1,027         43,081
                              ------------   ------------   ------------   ------------   ------------
Loss from operations before
 income taxes                    (311,331)       (41,124)       (88,811)       (31,878)      (510,977)
Income taxes                           --             --             --             --             --
                              ------------   ------------   ------------   ------------   ------------

Net loss                      $  (311,331)   $   (41,124)   $   (88,811)   $   (31,878)   $  (510,977)
                              ============   ============   ============   ============   ============
Net loss per share-basic
 and diluted                  $     (0.06)   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.10)
                              ============   ============   ============   ============   ============
Weighted average number of
 shares outstanding             4,945,384      4,149,342      4,945,384      4,149,342      4,945,384
                              ============   ============   ============   ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                 4

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      AND FROM INCEPTION JANUARY 10, 2000 TO SEPTEMBER 30, 2002
                                            (UN-AUDITED)

                                                                                    From inception
                                                     For the nine     For the nine    January 10,
                                                     months ended     months ended       2000
                                                       September       September     to September
                                                       30, 2002        30, 2001        30, 2002
                                                     -------------   -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $   (311,331)   $    (41,124)   $   (510,977)
Adjustments to reconcile net (loss) to net cash
      Depreciation of computers and furniture               7,323              --           9,765
      Shares issued for compensation                           --              --          69,000
      Impairment loss goodwill                                 --           4,698           4,698
(Increase) decease in operating assets
     Inventory                                            (22,414)             --         (41,234)
Increase (decrease) in operating liabilities
     Accrued compensation                                  27,000              --          27,000
     Accounts payable                                      22,580            (100)         24,360
                                                     -------------   -------------   -------------
Net cash (used in) operating activities                  (276,842)        (36,526)       (417,388)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) of computers and furniture                  --          (2,488)        (65,063)
                                                     -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans and interest                      129,694         101,027         434,899
      Loan to shareholder                                  (7,502)             --          (7,502)
      Stock subscription payable                           10,000              --          10,000
      Capitalized lease                                    (9,578)             --          49,325
      Proceeds from issuance of common stock                   --              --          30,850
                                                     -------------   -------------   -------------
Net cash provided by financing activities                 122,614         101,027         517,572
                                                     -------------   -------------   -------------

Net increase (decrease) in cash in bank                  (154,228)         62,013          35,121
Cash in bank as of the beginning of the year              189,349          25,790              --
                                                     -------------   -------------   -------------

Cash in bank as of the end of the period             $     35,121    $     87,803    $     35,121
                                                     =============   =============   =============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCIAL ACTIVITIES
  Stock issued for compensation                                --              --    $     69,000
  Stock issued for acquisition of subsidiary                   --    $      4,698    $      4,698
  Payments of interest                               $      2,591              --    $      8,245
  Payments of income taxes                                     --              --              --
  Reduction of lease payments and computer cost
    based on adjustment of lease                     $      3,300              --    $      3,300


             The accompanying notes are an integral part of these financial statements.

                                                  5

                                         STARMED GROUP, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FROM INCEPTION JANUARY 10, 2000 TO SEPTEMBER 30, 2002
                                            (UN-AUDITED)

                                                              Common Stock
                                                   ----------------------------------    (Deficit)
                                                                            Paid in     accumulated
                                                               Par value    capital         in
                                                   Number of   $0.01 per   (discount    development
                                                    shares       share      from par)     stage
                                                   ----------------------------------   ----------

Balance at revival January 10, 2000                4,040,592   $  40,406   $ (40,406)   $      --

Common shares issued for cash October 2000
at average price per share $0.23                     135,000       1,350      29,500

Common shares issued for compensation for
services in October 2000 valued at average
price per share of shares issued for cash $0.23      300,000       3,000      66,000

Net loss                                                                                  (74,060)
                                                   ----------------------------------   ----------

Balance at December 31, 2000                       4,475,592      44,756      55,094      (74,060)

Acquisition July 27, 2001 of all of the
469,792 shares (par value $0.01) outstanding
of Sierra Medicinal, Inc. for 469,792 shares
of the Company. Sierra had no assets and no
liabilities. The fair market value of net
assets acquired was zero. The fair market
value of the shares issued is not determinable
since there is no market for the Company's
stock. The Company has used the common stock
par value $0.01 to value the acquisition             469,792       4,698

Net loss                                                                                 (125,586)
                                                   ----------------------------------   ----------

Balance at December 31, 2001                       4,945,384      49,454      55,094     (199,646)

Net loss                                                                                 (311,331)
                                                   ----------------------------------   ----------
Balance at September 30, 2002                      4,945,384   $  49,454   $  55,094    $(510,977)
                                                   ==================================   ==========

             The accompanying notes are an integral part of these financial statements.

                                                  6

                               STARMED GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Starmed Group, Inc. (the Company) as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (January 10, 2000) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (January 10, 2000) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (January 10, 2000) to December 31, 2001.

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


6. INCOME TAXES

The components of the deferred tax asset is as follows:

                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------     -------------
   Deferred tax assets:
       Net operating loss carry-forward          $   (174,168)     $    (50,165)
       Valuation allowance                       $    174,168      $     50,165
                                                 -------------     -------------

   Net deferred tax assets                       $         --      $         --
                                                 =============     =============


The Company had available approximately $437,000 and $126,000 of unused Federal and state net operating loss carry-forwards at September 30, 2002 and December 31, 2001 respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2002 and December 31, 2001 valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------     -------------
     Statutory federal tax (benefit) rate             (34.0)%           (34.0)%
     Statutory state tax (benefit) rate               (5.83)%           (5.83)%
                                                 -------------     -------------
     Effective tax rate                              (39.83)%          (39.83)%
     Valuation allowance                               39.83%            39.83%
                                                 -------------     -------------
     Effective income tax rate                          0.00%             0.00%
                                                 =============     =============


7. NOTE PAYABLE

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

At September 30, 2002 Citadel has the right to convert $434,899 into 358,457 shares ($1.21 per share).


8. CAPITAL LEASE

The Company has a five-year lease on computers. The monthly payment was $1,563 per month but was re-negotiated to $1,473 in June, 2002. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575, after taking into effect the re-negotiated payment, and has capitalized that value for depreciation. The balance of the capital lease obligation was $49,324 and $62,203 at September 30, 2002 and December 31, 2001 respectively, of which $12,426 was current at September 30, 2002.

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

         On August 23, 2001, the venture capital company, Citadel Capital Management Company, agreed to provide funding in the amount of $600,000 as a two-year loan to StarMed Group's subsidiary, Sierra Medicinals, convertible to 10% of the common stock of the Company and guaranteed by the Company. As of September 30, 2002, the Company had borrowed $400,000.

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

         For the nine months period ending September 30, 2002, the Company's expenditures were $282,803 (un-audited), which are not comparable to the nine month ended September 30, 2001 of $40,097 (un-audited) as the Company did not start up operations until August of 2001. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the nine months period ending September 30, 2002 was $311,331 (un-audited) compared to the net loss from the nine months ended September 30, 2001 of $41,124 (un-audited) that included an increase in payment of professional fees and general and administrative expenses. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. Forms 8-K AND Form 8-K/A were not filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STARMED GROUP, INC.

                                     /s/ Herman Rappaport      November 14, 2002
                                     --------------------------
                                     By: Herman Rappaport, President

                                  CERTIFICATION


I, Herman Rappaport, President, CEO and Chief Financial Officer, certify t hat:

1. I have reviewed this quarterly report on Form 10-QSB of STARMED GROUP, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/13/02                                   /s/ Herman Rappaport
---------------                            -------------------------------------
Date                                       President and Chief Executive Officer

11/13/02                                   /s/ Herman Rappaport
---------------                            -------------------------------------
Date                                       Principal Financial Officer