Form 10QSB
period 2003-03-31
STARMED GROUP INC
filed 2004-06-25
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

              2029 Century Park East, Suite 1112, Los Angeles, CA 90067
           -----------------------------------------------------------
                     (Address of principal executive office)
                    Issuer's telephone number: (310) 226-2555
                                 --------------

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

          As of March 31, 2003, there were 4,962,384 shares of Common Stock, par value $0.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

Item 3.  Controls and Procedures                                             9

PART II. OTHER INFORMATION                                                  10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TABLE OF CONTENTS

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)........F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Financial Statements..............................................F-6


                                      STARMED GROUP, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                               March 31, 2003    December 31,
                                                                (un-audited)         2002
                                                               --------------   --------------
ASSETS
     Current assets
Cash                                                           $       3,807    $       6,476
Accounts receivable                                                    3,164               --
Inventory                                                             38,875           40,865
Prepaid expenses                                                       2,000            2,668
                                                               --------------   --------------
     Total current assets                                             47,846           50,009

      Equipment and furniture
Office furniture and computers                                        65,063           65,063
Accumulated depreciation                                             (14,170)         (11,845)
                                                               --------------   --------------
       Total equipment and furniture                                  50,893           53,218
                                                               --------------   --------------

     Total assets                                              $      98,739    $     103,227
                                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                            $      43,991    $      22,755
   Accrued expenses                                                   33,904           31,781
   Note payable with accrued interest                                454,981          444,899
   Capital lease obligation - current portion                         13,190           12,802
                                                               --------------   --------------

     Total current liabilities                                       546,066          512,237

Long term debt:
   Capital lease obligation - less current portion                    30,107           34,495
                                                               --------------   --------------

     Total long term debt                                             30,107           34,495
                                                               --------------   --------------

     Total liabilities                                               576,173          546,732

Shareholders' equity (deficit):
   Common stock (par value $0.01) 50,000,000 shares authorized;
     4,962,384 shares issued and outstanding at March, 31, 2003
     and December 31, 2002, respectively                              49,624           49,624
   Additional paid in capital                                         88,924           88,924
   Accumulated deficit                                              (615,982)        (582,053)
                                                               --------------   --------------

     Total shareholders' deficit                                    (477,434)        (443,505)
                                                               --------------   --------------

     Total liabilities and shareholders' equity (deficit)      $      98,739    $     103,227
                                                                ==============   ==============

           The accompanying notes are an integral part of these financial statements.

                                      F-2


                                 STARMED GROUP, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------


                                                                                  CUMULATIVE AMOUNTS
                                                    FOR THE THREE MONTHS            FROM INCEPTION
                                                        ENDED MARCH 31,           (JANUARY 10, 2000)
                                                ---------------------------------       THROUGH
                                                     2003              2002          MARCH 31, 2003
                                                ---------------   ---------------   ---------------
Sales                                           $        7,039    $           --    $        7,039
Cost of sales                                            8,541                --             8,541
                                                ---------------   ---------------   ---------------

Gross loss                                              (1,502)               --            (1,502)
Revenue from royalties                                      --             2,274            10,288
                                                ---------------   ---------------   ---------------

                                                        (1,502)            2,274             8,786
                                                ---------------   ---------------   ---------------
Expenses:
  Compensation                                              --            28,930           231,475
  Professional fees                                      5,023            26,235            89,712
  Accounting fees                                          515             5,675            21,225
  Office                                                 4,121            11,009            41,742
  Rent                                                   7,250             5,997            55,912
  Insurance                                              2,246             1,839             9,307
  Advertising, marketing and promotion                     580            11,710            88,390
  Depreciation                                           2,325             2,441            14,170
  Impairment of goodwill                                    --                --             4,698
  Travel                                                    --             2,004             2,385
                                                ---------------   ---------------   ---------------
     Total expenses                                     22,060            95,840           559,016
                                                ---------------   ---------------   ---------------

Loss from operations                                   (23,562)          (93,566)         (550,230)
Interest expense                                       (10,367)          (10,563)          (65,752)
                                                ---------------   ---------------   ---------------
Loss before income taxes                               (33,929)         (104,129)         (615,982)
Provision  for income taxes                                 --                --                --
                                                ---------------   ---------------   ---------------

Net loss                                        $      (33,929)   $     (104,129)   $     (615,982)
                                                ===============   ===============   ===============

Net loss per share - basic                      $        (0.01)   $        (0.02)
                                                ===============   ===============

Weighted average number of shares outstanding        4,962,384         4,945,384
                                                ===============   ===============

             The accompanying notes are an integral part of these financial statements.

                                      F-3


                                              STARMED GROUP, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   FROM INCEPTION (JANUARY 10, 2000) THROUGH MARCH 31, 2003
-----------------------------------------------------------------------------------------------------------------------------

                                                              COMMON STOCK
                                            -----------------------------------------------

                                                                                                  DEFICIT          TOTAL
                                                                                                ACCUMULATED     SHAREHOLDERS'
                                                 NUMBER OF       PAR VALUE       PAID IN        DEVELOPMENT        EQUITY
                                                  SHARES          ($0.01)        CAPITAL           STAGE          (DEFICIT)
                                              --------------  --------------  --------------   --------------   --------------
Balance at inception (January 10, 2000)           4,040,592   $      40,406   $     (40,406)    $         --     $         --

Common shares issued for cash October
  2000 at average price per share $0.23             135,000           1,350          29,500               --           30,850

Adjustment for common shares issued for
  compensation for services in October 2000
  valued at average price per share of shares
  issued for cash $0.23                             300,000           3,000          66,000               --           69,000

Net loss                                                 --              --              --          (74,060)         (74,060)
                                              --------------  --------------  --------------   --------------   --------------

Balance at December 31, 2000                      4,475,592          44,756          55,094          (74,060)          25,790

Acquisition, July 27, 2001, of all
  469,792 outstanding shares (par value
  $0.01) of Sierra Medicinal, Inc. for
  469,792 shares of the Company, Sierra had
  no assets and no liabilities. The fair
  market value of net assets acquired was
  zero. The fair market value of the shares
  issued is not determinable since there is
  no market for the Company's stock. The
  Company has used the common stock par
  value $0.01 to value the acquisition              469,792           4,698              --               --            4,698

Net loss                                                 --              --              --         (125,586)        (125,586)
                                              --------------  --------------  --------------   --------------   --------------

Balance at December 31, 2001                      4,945,384          49,454          55,094         (199,646)         (95,098)

Common shares issued for cash in
  September 2002, at $2 per share                     5,000              50           9,950               --           10,000

Common shares issued for compensation
  for services, in September and October             12,000             120          23,880               --           24,000
  2002 valued at $2 per share

Net loss                                                 --              --              --         (382,407)        (382,407)
                                              --------------  --------------  --------------   --------------   --------------

Balance at December 31, 2002                      4,962,384          49,624          88,924         (582,053)        (443,505)

Net loss                                                 --              --              --          (33,929)         (33,929)
                                              --------------  --------------  --------------   --------------   --------------

Balance at March 31, 2003 (unaudited)             4,962,384   $      49,624   $      88,924    $    (615,982)   $    (477,434)
                                              ==============  ==============  ==============   ==============   ==============

           The accompanying notes are an integral part of these financial statements.

                                      F-4


                                     STARMED GROUP, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                                          CUMULATIVE AMOUNTS
                                                                FOR THE THREE MONTHS         FROM INCEPTION
                                                                    ENDED MARCH 31,        (JANUARY 10, 2000)
                                                              -----------------------------     THROUGH
                                                                  2003             2002      MARCH 31, 2003
                                                              -------------   -------------   -------------
Cash flows from operating activities:
   Net loss during development stage                          $    (33,929)   $   (104,129)   $   (615,982)
Adjustments to reconcile net loss)to net cash:
   Depreciation                                                      2,325           2,441          14,170
   Shares issued for compensation and services                          --              --          93,000
   Impairment of goodwill                                               --              --           4,698
(Increase) decease in operating assets:
   Accounts receivable                                              (3,164)             --          (3,164)
   Inventory                                                         1,990         (23,340)        (38,875)
   Prepaid expenses                                                    668              --          (2,000)
Increase (decrease) in operating liabilities:
   Accounts payable                                                 21,236             (50)         43,991
   Accrued expenses                                                  2,123              --          33,904
                                                              -------------   -------------   -------------

Net cash used in operating activities                               (8,751)       (125,078)       (470,258)

Cash flows from investing activities:
    Purchase of equipment and furniture                                 --              --         (65,063)
                                                              -------------   -------------   -------------

Net cash used in investing activities                                   --              --         (65,063)
                                                              -------------   -------------   -------------

Cash flows from financing activities:
   Increase in note payable and accrued interest                    10,082         109,694         454,981
   Capital lease                                                    (4,000)         (3,820)         43,297
   Proceeds from issuance of common stock                               --              --          40,850
                                                              -------------   -------------   -------------

Net cash provided by financing activities                            6,082         105,874         539,128
                                                              -------------   -------------   -------------

Net increase (decrease) in cash                                     (2,669)        (19,204)          3,807

Cash, beginning of period                                            6,476         189,349              --
                                                              -------------   -------------   -------------

Cash, end of period                                           $      3,807    $    170,145           3,807
                                                              =============   =============   =============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL ACTIVITIES:
    Stock issued for compensation and services                $         --    $         --          93,000
                                                              =============   =============   =============

    Stock issued for acquisition of subsidiary                $         --    $         --           4,698
                                                              =============   =============   =============

    Reduction of lease payments and computer costs based on
        adjustment of lease                                   $         --    $         --           3,300
                                                              =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
        Payments of interest                                  $         --    $        869          10,486
                                                              =============   =============   =============

                 The accompanying notes are an integral part of these financial statements.

                                      F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.       SUBSEQUENT EVENTS
         -----------------

         NOTE PAYABLE
         ------------

         In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. The Company's liability associated with the guarantee and option clause of the agreement totaled $288,050. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 for the nine months ended September 30, 2003.

         CAPITAL STOCK
         -------------

         On September 25, 2003, the Company issued 804,381 common shares for services rendered and also as retainer fees valued at $8,044.

         On December 31, 2003, the Company issued 1,000,000 common shares for compensation to its officers valued at $10,000. The Company also issued 87,359 common shares for services rendered valued at $873.

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUBSEQUENT EVENT (Continued)
         ----------------

         OFFICE LEASE
         ------------

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Future minimum rental payments at March 31, 2003, under the office lease are $59,592.

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

         The Company's products include two products to help problems with eyesight, one product to help those suffering from arthritis, one products for colon distress and two products for weight loss. The Company's physicians have formulated several levels of nutritionals for different levels of each patient's need.

         The Company recognizes the need for product education not only to the public, but also to doctors who are not trained in alternative medicine. The Company, therefore, has as one of its primary efforts, the preparation of educational material, including research data to support its products.

         The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for the quarter ended March 31, 2003
----------------------------------------------------------

         For the three months period ending March 31, 2003, the Company's expenditures were $22,060 (un-audited), which are comparable to the three month ended March 31, 2002 of $95,840 (un-audited) as the Company did not start up operations until August of 2003. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the three months period ending March 31, 2003 was $(33,929) (un-audited) compared to the net loss from the first three months ended March 31, 2002 of $(104,129) (un-audited) that included an increase in payment of professional fees and general and administrative expenses. There were no signed contracts in the quarter ended March 31, 2003 that would have produced revenue.

ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. Forms 8-K AND Form 8-K/A were filed during the quarter ended March 31, 2003 with respect to Item 4. Change in the Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARMED GROUP, INC.

June 24, 2004                             /s/ Herman Rappaport
                                          --------------------------
                                          By: Herman Rappaport, President