Form 10QSB
period 2003-06-30
STARMED GROUP INC
filed 2004-06-25
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] Quarterly report filed under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

                           Commission File No. 0-33153

                               STARMED GROUP, INC.
                               -------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                                52-2220728
          ------                                                ----------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                             Identification Number

           2029 Century Park East, Suite 1112, Los Angeles, Ca. 90067
           ----------------------------------------------------------
                     (Address of principal executive office)

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

         As of June 30, 2003, there were 4,962,384 shares of Common Stock, par value $0.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-1

(a)      Consolidated Balance Sheets                                        F-2
(b)      Consolidated Statements of Operations                              F-3
(c)      Consolidated Statement of Shareholders' Equity (deficit)           F-4
(d)      Consolidated Statements of Cash Flows                              F-5
(e)      Notes to Financial Statements                                      F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    3

Item 3.  Controls and Procedures                                             4

PART II. OTHER INFORMATION                                                   5

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   6

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TABLE OF CONTENTS

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..........F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Financial Statements................................................F-6


                                      STARMED GROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                        JUNE 30, 2003
                                                                         (UNAUDITED)        DECEMBER 31, 2002
                                                                      ------------------    ------------------
Current assets:
   Cash                                                               $          27,403     $           6,476
   Accounts receivable                                                            1,324                    --
   Inventory                                                                     55,886                40,865
   Prepaid expenses                                                               1,000                 2,668
                                                                      ------------------    ------------------

     Total current assets                                                        85,613                50,009

Equipment and furniture:
   Office furniture and computers                                                65,063                65,063
   Accumulated depreciation                                                     (16,494)              (11,845)
                                                                      ------------------    ------------------

     Total equipment and furniture                                               48,569                53,218
                                                                      ------------------    ------------------

     Total assets                                                     $         134,182     $         103,227
                                                                      ==================    ==================


                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                   $          87,213     $          22,755
   Accrued expenses                                                              37,531                31,781
   Note payable with accrued interest                                           464,954               444,899
   Capital lease obligation - current portion                                    13,590                12,802
                                                                      ------------------    ------------------

     Total current liabilities                                                  603,288               512,237

Long term debt:
   Capital lease obligation - less current portion                               26,555                34,495
                                                                      ------------------    ------------------

     Total long term debt                                                        26,555                34,495
                                                                      ------------------    ------------------

     Total liabilities                                                          629,843               546,732

Shareholders' equity:
   Common stock (par value $0.01) 50,000,000 shares authorized;
     4,962,384 shares issued and outstanding at June 30, 2003
     and December 31, 2002, respectively                                         49,624                49,624
   Additional paid in capital                                                    88,924                88,924
   Accumulated deficit                                                         (634,209)             (582,053)
                                                                      ------------------    ------------------

     Total shareholders' deficit                                               (495,661)             (443,505)
                                                                      ------------------    ------------------

     Total liabilities and shareholders' equity (deficit)             $         134,182     $         103,227
                                                                      ==================    ==================

                  The accompanying notes are an integral part of these financial statements.

                                                      F-2

                                           STARMED GROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------  ---------------------------------

                                                   2003               2002              2003              2002
                                                ------------      ------------      ------------      ------------
Sales                                           $    37,251       $        --       $    44,290       $        --
Cost of Sales                                         7,575                --            16,116                --
                                                ------------      ------------      ------------      ------------
Gross Profit                                         29,676                --            28,174                --
Revenue from royalties                                   --             2,831                --             5,105
                                                ------------      ------------      ------------      ------------

                                                     29,676             2,831            28,174             5,105
                                                ------------      ------------      ------------      ------------

Expenses:
  Compensation                                           --            41,695                --            70,625
  Professional fees                                   6,743            10,545            11,767            36,780
  Accounting fees                                     7,162             5,300             7,677            10,975
  Office                                              4,170             4,721             8,291            15,730
  Rent                                               11,965             8,849            19,215            14,846
  Insurance                                           1,806             1,268             4,052             3,107
  Advertising, marketing and promotion                  682            34,381             1,261            46,091
  Depreciation                                        2,324             2,445             4,649             4,886
  Travel                                                349               296               349             2,300
                                                ------------      ------------      ------------      ------------

    Total costs and expenses                         35,201           109,500            57,261           205,340
                                                ------------      ------------      ------------      ------------

Loss from operations                                 (5,525)         (106,669)          (29,087)         (200,235)
Interest expense                                    (12,702)          (11,722)          (23,069)          (22,285)
                                                ------------      ------------      ------------      ------------

Loss before income taxes                            (18,227)         (118,391)          (52,156)         (222,520)
Provision for income taxes                               --                --                --                --
                                                ------------      ------------      ------------      ------------

Net loss                                        $   (18,227)      $  (118,391)      $   (52,156)      $  (222,520)
                                                ============      ============      ============      ============

Net loss per share - basic                      $        --       $     (0.02)      $     (0.01)      $      (0.4)
                                                ============      ============      ============      ============

Weighted average number of shares outstanding     4,962,384         4,945,384         4,962,384         4,945,384
                                                ============      ============      ============      ============

                    The accompanying notes are an integral part of these financial statements.

                                                        F-3

                                           STARMED GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------

                                                           COMMON STOCK
                                              ----------------------------------------
                                                                                                            TOTAL
                                                                                                         SHAREHOLDERS'
                                              NUMBER OF   PAR VALUE $0.01    PAID IN      ACCUMULATED       EQUITY
                                                SHARES       PER SHARE       CAPITAL        DEFICIT        (DEFICIT)
                                              ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2001                  4,945,384      $  49,454      $  55,094      $(199,646)       $(95,098)

Common shares issued for cash  in
  September 2002, at $2 per share                 5,000             50          9,950             --          10,000
Common shares issued for compensation
  for services, in September and October
  2002 valued at $2 per share                    12,000            120         23,880             --          24,000

Net loss                                             --             --             --       (382,407)       (382,407)
                                              ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2002                  4,962,384         49,624         88,924       (582,053)       (443,505)

Net loss                                             --             --             --        (52,156)        (52,156)
                                              ----------     ----------     ----------     ----------      ----------

Balance at June 30, 2003 (unaudited)          4,962,384      $  49,624      $  88,924      $(634,209)      $(495,661)
                                              ==========     ==========     ==========     ==========      ==========

                      The accompanying notes are an integral part of these financial statements.

                                                         F-4


                                  STARMED GROUP, INC AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                FOR THE SIX     FOR THE SIX
                                                               MONTHS ENDED    MONTHS ENDED
                                                               JUNE 30, 2003   JUNE 30, 2002
                                                               -------------   -------------
Cash flows from operating activities:
   Net loss                                                      $ (52,156)      $(222,520)
Adjustments to reconcile net (loss) to net cash:
   Depreciation                                                      4,649           4,886
(Increase) decease in operating assets:
   Accounts receivable                                              (1,324)         (1,177)
   Inventory                                                       (15,021)        (23,340)
   Prepaid expenses                                                  1,668              --
Increase (decrease) in operating liabilities:
   Accounts payable                                                 64,458           8,483
   Accrued expenses                                                  5,750              --
                                                                 ----------      ----------

Net cash provided by ( used in) operating activities                 8,024        (233,668)
                                                                 ----------      ----------

Cash flows from financing activities:
   Increase in note payable and accrued interest                    20,055         119,694
   Capital lease                                                    (7,152)         (6,697)
                                                                 ----------      ----------

Net cash provided by financing activities                           12,903         112,997
                                                                 ----------      ----------

Net increase (decrease) in cash                                     20,927        (120,671)

Cash, beginning of period                                            6,476         189,349
                                                                 ----------      ----------

Cash, end of period                                              $  27,403       $  68,678
                                                                 ==========      ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES:
    Reduction of lease payments and computer costs based on
       adjustment of lease                                       $      --       $   3,300
                                                                 ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Payments of interest                                        $      --       $   2,591
                                                                 ==========      ==========

         The accompanying notes are an integral part of these financial statements.

                                            F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The Company was formed on January 10, 2000 and was in the development stage through March 31, 2003. The three months ended June 30, 2003 is the first period during which it is considered an operating company.

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.       SUBSEQUENT EVENTS (Continued)
         -----------------------------

         CAPITAL STOCK (Continued)
         -------------

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

         OFFICE LEASE
         ------------

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Future minimum rental payments at June 30, 2003, under the office lease are $59,592.

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

         The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for the quarter ended June 30, 2003
---------------------------------------------------------

         For the three months period ending June 30, 2003, the Company's expenditures were $35,201 (un-audited), which are comparable to the three month ended June 30, 2002 of $109,500 (un-audited) as the Company did not start up operations until August of 2003. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the three months period ending June 30, 2003 was $(18,227) (un-audited) compared to the net loss from the first three months ended June 30, 2002 of $(118,391) (un-audited) that included an increase in payment of professional fees and general and administrative expenses. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

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

(b) Reports on Form 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARMED GROUP, INC.


June 24, 2004                             /s/ Herman Rappaport
                                          -------------------------------
                                          By: Herman Rappaport, President