Form 10QSB
period 2003-09-30
STARMED GROUP INC
filed 2004-06-25
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] Quarterly report filed under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

         As of September 30, 2003, there were 5,849,065 shares of Common Stock, par value $0.01 per share, outstanding.

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

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..........F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Financial Statements................................................F-6

                                      STARMED GROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                     SEPTEMBER 30, 2003
                                                                         (UNAUDITED)        DECEMBER 31, 2002
                                                                      -----------------     ------------------
Current assets:
   Cash                                                               $         148,372     $           6,476
   Accounts receivable                                                           20,975                     -
   Inventory                                                                     46,001                40,865
   Prepaid expenses                                                                   -                 2,668
                                                                      ------------------    ------------------

     Total current assets                                                       215,348                50,009

Equipment and furniture:
   Office furniture and computers                                                65,063                65,063
   Accumulated depreciation                                                     (18,818)              (11,845)
                                                                      ------------------    ------------------

     Total equipment and furniture                                               46,245                53,218
                                                                      ------------------    ------------------

     Total assets                                                     $         261,593     $         103,227
                                                                      ==================    ==================


                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                   $          48,458     $          22,755
   Accrued expenses                                                             341,847                31,781
   Note payable with accrued interest                                                 -               444,899
   Capital lease obligation - current portion                                    14,002                12,802
                                                                      ------------------    ------------------

     Total current liabilities                                                  404,307               512,237

Long term debt:
   Capital lease obligation - less current portion                               22,897                34,495
                                                                      ------------------    ------------------

     Total long term debt                                                        22,897                34,495
                                                                      ------------------    ------------------


     Total liabilities                                                          427,204               546,732
Shareholders' equity (deficit):
   Common stock (par value $0.01) 50,000,000 shares authorized;
     5,849,065 and 4,962,384 shares issued and outstanding at
     September 30, 2003 and 2002, respectively                                   58,491                49,624
   Additional paid in capital                                                    88,924                88,924
   Accumulated deficit                                                         (313,026)             (582,053)
                                                                      ------------------    ------------------

     Total shareholders' deficit                                               (165,611)             (443,505)
                                                                      ------------------    ------------------

     Total liabilities and shareholders' equity (deficit)             $         261,593     $         103,227
                                                                      ==================    ==================

                  The accompanying notes are an integral part of these financial statements.

                                                      F-2

                                          STARMED GROUP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                             FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                          ------------------------------------    -----------------------------------

                                               2003                 2002               2003                2002
                                          ---------------    -----------------    ---------------     ---------------
Sales                                     $      147,590     $          1,205     $      191,880      $        1,205
Cost of Sales                                     27,497                  926             43,613                 926
                                          ---------------    -----------------    ---------------     ---------------

Gross Profit                                     120,093                  279            148,267                 279
Revenue from royalties                            97,000                    -             97,000               5,105
                                          ---------------    -----------------    ---------------     ---------------

                                                 217,093                  279            245,267               5,384
                                          ---------------    -----------------    ---------------     ---------------

Expenses:
  Compensation                                    10,369               27,000             10,369              97,625
  Professional fees                               27,971               15,220             39,738              52,000
  Accounting fees                                      -                3,300              7,677              14,275
  Office                                               -                4,748              8,291              20,478
  Rent                                            11,500                8,851             30,715              23,697
  Insurance                                          747                1,425              4,799               4,532
  Advertising, marketing and promotion             5,983               14,406              7,245              60,497
  Depreciation                                     2,325                2,437              6,973               7,323
  Travel                                             343                   76                692               2,376
                                          ---------------    -----------------    ---------------     ---------------

    Total costs and expenses                      59,238               77,463            116,499             282,803
                                          ---------------    -----------------    ---------------     ---------------

Income (loss) from operations                    157,855              (77,184)           128,768            (277,419)
Forgiveness of debt                              178,382                    -            178,382                   -
Interest expense                                  (3,054)             (11,627)           (26,123)            (33,912)
                                          ---------------    -----------------    ---------------     ---------------

Income (loss) before income taxes                333,183              (88,811)           281,027            (311,331)
Provision for income taxes                       (12,000)                   -            (12,000)                  -
                                          ---------------    -----------------    ---------------     ---------------

Net income (loss)                         $      321,183     $        (88,811)    $      269,027      $     (311,331)
                                          ===============    =================    ===============     ===============

Net income (loss) per share - basic       $         0.06     $          (0.02)    $         0.05      $        (0.06)
                                          ===============    =================    ===============     ===============

Net income (loss) per share - diluted     $         0.06     $          (0.02)    $         0.05      $        (0.06)
                                          ===============    =================    ===============     ===============

Weighted average number of shares
outstanding - basic                            5,067,825            4,945,384          4,997,917           4,945,384
                                          ===============    =================    ===============     ===============

Weighted average number of shares
outstanding - diluted                          5,342,825            5,237,993          5,272,917           5,067,351
                                          ===============    =================    ===============     ===============

                      The accompanying notes are an integral part of these financial statements.

                                                         F-3

                                           STARMED GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------

                                                            COMMON STOCK
                                               ----------------------------------------
                                                                                                              TOTAL
                                                                                                          SHAREHOLDERS'
                                               NUMBER OF   PAR VALUE $0.01   PAID IN      ACCUMULATED        EQUITY
                                                 SHARES       PER SHARE      CAPITAL        DEFICIT         (DEFICIT)
                                               ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2001                   4,945,384      $  49,454      $  55,094      $(199,646)      $ (95,098)

Common shares issued for cash in
   September 2002, at $2 per share                 5,000             50          9,950             --          10,000

Common shares issued for compensation
   for service, in September and October
   2002 valued at $2 per share                    12,000            120         23,880             --          24,000

Net loss                                              --             --             --       (382,407)       (382,407)
                                               ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2002                   4,962,384         49,624         88,924       (582,053)       (443,505)

Conversion of note payable to common
shares                                            82,300            823             --             --             823

Common shares issued for compensation
   for services rendered in September
   2003 valued at $0.01 per share                804,381          8,044             --             --           8,044

Net income                                            --             --             --        269,027         269,027
                                               ----------     ----------     ----------     ----------      ----------

Balance at September 30, 2003 (unaudited)      5,849,065      $  58,491      $  88,924      $(313,026)      $(165,611)
                                               ==========     ==========     ==========     ==========      ==========

                       The accompanying notes are an integral part of these financial statements.

                                                          F-4

                                     STARMED GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                    FOR THE NINE MONTHS  FOR THE NINE MONTHS
                                                                            ENDED               ENDED
                                                                     SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                                      ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                                  $       269,027      $      (311,331)
Adjustments to reconcile net (loss) to net cash:
   Depreciation                                                                 6,973                7,323
   Forgiveness of debt                                                       (178,382)                   -
   Shares issued for compensation and services                                  8,044                    -
(Increase) decease in operating assets:
   Accounts receivable                                                        (20,975)                   -
   Inventory                                                                   (5,136)             (22,414)
   Prepaid expenses                                                             2,668                    -
Increase (decrease) in operating liabilities:
   Accounts payable                                                            25,703               22,580
   Accrued expenses                                                            22,016               27,000
                                                                      ----------------     ----------------

Net cash provided by ( used in) operating activities                          129,938             (276,842)

Cash flows from financing activities:
   Accrual of interest on note payable                                         22,356                    -
   Increase in note payable and accrued interest                                    -              129,694
   Loan to shareholder                                                              -               (7,502)
   Stock subscription payable                                                       -               10,000
   Capital lease                                                              (10,398)              (9,578)
                                                                      ----------------     ----------------

Net cash provided by financing activities                                      11,958              122,614
                                                                      ----------------     ----------------

Net increase (decrease) in cash                                               141,896             (154,228)

Cash, beginning of period                                                       6,476              189,349
                                                                      ----------------     ----------------

Cash, end of period                                                   $       148,372      $        35,121
                                                                      ================     ================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES:
    Conversion of note payable to common shares and accrued expenses  $       467,255     $             -
                                                                      ================    ================

    Stock issued for compensation and services                        $         8,044     $        24,000
                                                                      ================    ================

    Reduction of lease payments and computer costs based on
        adjustment of lease                                           $             -     $         3,300
                                                                      ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
      Payments of interest                                            $             -     $         2,591
                                                                      ================    ================

                 The accompanying notes are an integral part of these financial statements.

                                                     F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The Company was formed on January 10, 2000 and was in the development stage through March 31, 2003. The six months ended September 30, 2003 is the first period during which it is considered an operating company.

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported change in accumulated deficit.

2.       NOTE PAYABLE
         ------------

         In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheet at September 30, 2003. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the nine months ended September 30, 2003.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       SUBSEQUENT EVENTS
         -----------------

         CAPITAL STOCK
         -------------

         On December 31, 2003, the Company issued 1,000,000 common shares for compensation to its officers valued at $10,000. The Company also issued 87,359 common shares for services rendered valued at $873.

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

         OFFICE LEASE
         ------------

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Future minimum rental payments at September 30, 2003, under the office lease are $59,592.

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

         The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for the quarter ended September 30, 2003
--------------------------------------------------------------

         For the three months period ending September 30, 2003, the Company's expenditures were $59,238 (un-audited), which are comparable to the three month ended September 30, 2002 of $77,463 (un-audited) as the Company did not start up operations until August of 2003. The Company will be expending more for advertising and travel in the coming periods as sales and marketing become more extensive.

         The net loss for the three months period ending September 30, 2003 was $321,183 (un-audited) compared to the net loss from the first three months ended September 30, 2002 of $(88,811) (un-audited) that included an increase in payment of professional fees and general and administrative expenses. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

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