Form 10KSB
period 2003-12-31
STARMED GROUP INC
filed 2004-06-25
CIK 1135263

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $341,302.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was ($16,887) based upon the book value of the registrant's Common Stock of ($0.008) as of December 31, 2003.

         The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, was 6,936,424 as of June 1, 2004.

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

         On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on January 24, 2001 with its name changed to StarMed Group, Inc. At the time of its revival, the Company had no assets and no liabilities. Mr. Rappaport was a majority shareholder of StarMed Group, Inc. (either directly or through his family trust).

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

         We continue our operations through Sierra Medicinals, Inc. because of the market recognition of the Sierra Medicinal label and the SierraMed website, as well as the marketing of its existing nutraceuticals e.g. Sight D, Sight W, Colon IB, JT Penetrating Cream, and Sierra Slim.

         The Company organized a new, wholly-owned Nevada subsidiary on August 22, 2003 named Vet Medicinals, Inc. The business purpose of this subsidiary is to focus on canine weight loss. Clinical trials were begun to test the efficacy of Phase 2(tm) starch blocker product for canine weight loss. Results of the clinical tests have been positive and The Company intends to produce and market its own brand of weight loss for dogs.

         The Company has also commissioned the writing of a book on canine weight loss which is to be used as a marketing tool for its products.

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

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. See Notes to the Financial Statements

         The Company has never been involved in any bankruptcy, receivership, or similar proceedings.

Business of Issuer

General

         We have three major targeted markets for Sierra Medicinals' products. First, the domestic market (the United States), targets senior citizens with products for diminishing sight, arthritis, colon and weight loss problems. Its additional target is the Hispanic population of the United States. The second market extends this latter market to Latin America. Dr. Hector Rodriguez, a director of StarMed Group and a physician with extensive contacts in Latin America, especially in Colombia where he was born and educated, is the lead physician in the marketing of Sierra Medicinal's products to the Spanish-speaking population. Our third target market includes the growing weight loss problem which is currently among the most pressing health issues in the country, as significant as smoking.

         The Company's management is seeking contracts with businesses that are developing new nutraceuticals that can be tested and marketed by the Company. We believe that there is a need for expanded sales by a number of private nutritional manufacturers of products for chronic health problems. The specific products sought are for chronic illnesses where natural alternative medicines have their greatest promise. Each product, to be acceptable to the Company, must have proven research results supporting the product's claims.

         Our plan of business operation consists of developing natural alternative medicines to assist in helping solve health problems where conventional prescription drugs often have side effects and usually are costly. Although acute illnesses are best served by conventional medicines, alternative and herbal medicines often have beneficial results with chronic health problems.

         We are exploring the opportunity to market our Sierra Medicinals nutraceuticals in China and in Latin America. Our management recognizes the considerable difficulty in exporting medicinals to foreign countries and the need to meet foreign government regulations. Most foreign countries have strict regulation governing the incorporation of medicinal products and there is no assurance that the Company's products will be accepted.

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

         The Company has a contract with Perrigo Company, that has established its own Dr. Rosenblatt Brand weight loss tablets for human consumption. This product is presently being sold in mass markets including Wal-Mart, CVS, Target and others. The Company receives a royalty from such sales.

         Sierra Medicinals, Inc. is a distributor for Pharmachem Laboratories' ingredient, Phase 2(tm), a patented, natural weight loss product. Dr. Rosenblatt is Pharmachem's leading spokesman for Phase 2(tm).

         Sierra Medicinals has an agreement with Natural Health Trends Corporation, Inc. (NHTC) wherein Sierra sells Phase 2(tm) for incorporation into a private brand label that is sold internationally. Lexxus International is presently selling its product based on the Company's formula in China and has plans underway to sell the product in other international markets.

         The Company organized a new, wholly-owned Nevada subsidiary on August 22, 2003 named Vet Medicinals, Inc. which business focus is the weight loss of canines. Clinical trials were begun to test the efficacy of Phase 2(tm) starch blocker product for canine weight loss. The Pharmachem Phase 2(tm) is a natural ingredient presently being extensively used for humans. Results of the clinical tests have been positive and the Company intends to produce and market its own brand of weight loss for dogs.

         The Company has also commissioned the writing of a book on canine weight loss which is to be used as a marketing tool for its products.

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

Our Strategy and Business Plan

         Our physicians are directing the Company's attention toward illnesses where Western medicine can be supplemented in helping to treat certain diseases. This is especially true of chronic illnesses where conventional Western medicines focus primarily on treating the symptoms and are usually costly, and often have ill side effects. In general, nutritionals such as those the Company markets, do not provide such a quick cure as conventional prescription drugs, but in our opinion are necessary for good health maintenance and may enhance the traditional treatment offered by Western medicine.

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

         Each formula, the sum of its tested ingredients, has been tested by our doctors. There have been no ill side effects until now. All testing has been done in the United States and in accordance with US government standards. All are over-the counter medicinals, and as such, have not been tested nor approved by the Federal Drug Administration ("FDA"), but do meet all appropriate government standards and regulations.

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

         Principals of our company have had a special interest in Chinese products and Chinese approach to treatment of diseases. Dr. Steven Rosenblatt, President of Sierra Medicinals, is not only a Western-trained medical doctor, but was also trained in China in acupuncture and was the first licensed American to practice acupuncture in the United States. He is a member of the national examining board for acupuncture schools and a known lecturer on Chinese herbal medicine. Dr. August Reader III is a well-known ophthalmologist with the Pacific Eye Institute in San Francisco and a recognized authority on the use of natural herbal medicines in the practice of ophthalmology. Similarly, each medical director of the Company (i.e. Dr. Hector Rodriguez, Dr. Joel Feinstein, and Dr. Avner Manzoor) is a Western- trained medical doctor who has applied alternative medicine in his practice. Herman Rappaport has served with the U.S. Department of Commerce, as an advisor on Foreign Trade for almost 12 years and has studied the use of alternative medicine and foreign practices in medicine in Russia and in China, as well as in the United States.

         Our network of American doctors consists at present of eight physicians trained in Western medicine and on the staffs of or teaching in or have taught in Cedars-Sinai Medical Center, UCLA Medical School, and others. The doctors are also the shareholders of the Company and some of them also serve as the officers and directors of the Company. The doctors provide us with the information and findings beneficial to the development of our products on per project bases, as may be requested by the Company. The doctors do not have a contractual duty to provide us with such information but they do it voluntarily in an effort to make the Company successful.

         Our strategy has been to form strategic alliance with major companies.

         Sierra's president, Dr. Steven L. Rosenblatt, Ph.D, L.Ac., is the lead spokesman for this new weight loss supplement. Dr. Rosenblatt is also the co-author with the well-known science writer, Cameron Stauth, of The Starch Blocker Diet, published by Harper Collins. A multi-million dollar promotion campaign has been budgeted by Pharmachem Laboratories, the patent holder of the basic ingredient, Phase 2(tm). Dr. Rosenblatt is the key spokesman for the new weight loss supplement and the authoritative book on weight loss. The new starch blocker and book are being promoted on television, radio, print advertising and conventions.

The Company's Products

         The Company's operation subsidiary, Sierra, is the formulator and marketer of a number of over the counter proprietary nutraceuticals formulated by Sierra doctors and addressing major health problems where conventional medicines have limited success. Sierra's products are sold nationally in all 50 states as well as internationally. The Company has formed strategic alliances with several major companies for the marketing of its products as previously described.

         Each product is backed by a medical doctor as the lead spokesperson; each doctor is an experienced lecturer on radio and television and a recognized authority in his field. All products are science based and research backed.

         Each Sierra product is unique, affordable, and has major markets and most has limited competition. None require FDA approval.

         Sierra Sight D and W are blends of natural medicinals formulated to help combat the effects of aging eyesight.

         SierraMed JT Penetrating Cream is a new Company topical cream that penetrates the skin and reach deep into the arthritic joints.

         Sierra Colon IB helps reduce symptoms related to irritable bowel syndrome. Colon IB is a blend of twenty Chinese herbs and minerals based on a successful study reviewed in the November 11, 1998 issue of JAMA.

         Sierra Slim, our newest product, is a new proprietary weight loss supplement based on a revolutionary patented starch blocker, Phase 2(tm). In 2003 UCLA completed a successful double-blind study supporting the efficacy and safety of this main ingredient, Phase 2(tm), of the Company's product, Sierra Slim. The medical investigator's study has been accepted for publication.

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

         Although there are other companies that distribute herbal products through similar channels, what makes us unique and competitive in this market,is that we have medical doctors' backing in research and testing of all our products.

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

         Our raw materials include vitamins, minerals, and herbals supplements. Production has been by American Supplement Technologies, Inc. of Tempe, Arizona. Raw materials are readily available from many sources, although present suppliers include Stauber, Ashland, Kelatron, AIDP, Stryka, and Nebraska Cultures. Major supplier of the Phase 2(tm) material is Pharmaceum Labs in New Jersey.

Patents and Trademarks

         We have the trademark "Products that work from Doctors who care" and have an application pending for "Steven L. Rosenblatt, M.D., Ph.D." and "Vet Slim and Trim".

Product Warranties

         We plan to sell all products on a 30-day money-back guarantee.

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

         The amount spent on research and development for the year ended December 31, 2003 was $0 out of the total expenditures of $200,035.

         Our current resources are sufficient for cash needs until the end of fiscal year 2004. As of December 31, 2003, the Company had on hand inventory wholesale valued at $45,493.

         At present, the Company does not have any ongoing research projects.

Employees

         The Company has 3 employees at present plus 2 part-time research employees. We plan to hire on as needed basis professional level consultants, accountants, pharmacologists, staff etc.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any physical properties at this time excepting office equipment and supplies.

         The Company's corporate officers are presently located in leased office space in Century City, Los Angeles. 2029 Century Park East, Suite 1112 Los Angeles, Ca. 90067. The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Rent expenses incurred for the years ended December 31, 2003 and 2002 was $39,544 and $33,912, respectively. Future minimum rental payments under the office lease are $49,660.

         The Company believes that such space is currently sufficient for its needs.

         The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $41,172 and $47,297 at December 31, 2003 and 2002, respectively.

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

         (b) Holders

As of December 31, 2003, there were 837 shareholders. A total of 1,847,295 shares of common stock out of 6,936,424 shares outstanding may be freely traded with the general public. The balance of the common stock are held by individuals and the trusts and are restricted and can only be sold pursuant to the provisions of Rule 144 adopted under the Securities Act as explained herein.

         (c) Dividends

The Company does not currently contemplate the payment of any dividend

The current policy of the Company is not to pay cash dividends but instead, to retain future earnings, if any. to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

         (d) Sales of Unregistered Securities.

In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants have a life of 2 years and will expire in June 2004.

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

Overview
--------

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

         The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for fiscal years 2003 and 2002
----------------------------------------------------

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2002
----

         TOTAL REVENUES. The Company's total sales increased to $581,212 in the fiscal year ended December 31, 2003 as compared to $0 sales in fiscal 2002. This dramatic increase resulted from the agreement entered with NHTC, Inc.

         Operating revenues derived by the Company's from the sales of its products were to $581,212 compared to $0 revenues in fiscal 2002.

         Revenues for the Company's from royalty payments in 2003 totaled $124,101 compared to $9,270 in fiscal 2002, representing an increase of 1238%. Royalty revenues as a percentage of total revenues decreased from 100% to %21 in 2003 as compared to 2002. This dramatic increase resulted from the agreement entered with Perrigo Co.

         TOTAL EXPENSES. The Company's total expenses for the fiscal year ended December 31, 2003 totaled $200,035 compared to $345,461 in the fiscal year ended December 31, 2002, representing an decrease of 42% due to bringing many administrative and accounting functions in house and completion of set up fees for the website. Total operating expenses, after taking into account all corporate expenses, were 34% of total operating revenues as compared to 3726% of last year. This reflects the decreased costs incurred by the Company as it started to derive revenues from its operations.

         NET INCOME (LOSS). The Company had a net income of $367,394 for the fiscal year ended December 31, 2003, compared to a net loss of (382,407) for the fiscal year ended December 31, 2002, representing an increase of 196%. The gain reflects the dramatic increase in Company's sales as compared to fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $247,288 at December 31, 2003 as compared to $6,476 at December 31, 2002.

         The Company had positive working capital at December 31, 2003. The Company has been able to loan and raise sufficient capital to continue operations.

         In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. If the holder of the option and guarantee receives less than $3.50 per share, or cannot sell the shares, the Company has to pay the difference between the proceeds per share and $3.50 per share if such shares cannot be sold in a brokered transaction. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2003. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Shareholders' Equity (Deficit).....................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Starmed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Starmed Group, Inc. and its subsidiary, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmed Group, Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP

March 5, 2004, except for Note 9 which is dated May 26, 2004
Irvine, California

                                    STARMED GROUP, INC. AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------

                                                  ASSETS

                                                                          2003                  2002
                                                                    ----------------     ----------------

   Current assets:
     Cash                                                           $       247,288      $         6,476
     Accounts receivable                                                     20,215                   --
     Inventory                                                               45,493               40,865
     Prepaid expenses                                                         5,946                2,668
                                                                    ----------------     ----------------

         Total current assets                                               318,942               50,009

     Equipment and furniture:
       Office furniture and computers                                        65,063               65,063
       Accumulated depreciation                                             (21,142)             (11,845)
                                                                    ----------------     ----------------

         Total equipment and furniture                                       43,921               53,218
                                                                    ----------------     ----------------

     Deferred tax asset                                                     105,000                   --
     Deposits                                                                 6,313                   --
                                                                    ----------------     ----------------

         Total assets                                               $       474,176      $       103,227
                                                                    ================     ================

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Accounts payable                                               $       133,527      $        22,755
     Accrued expenses                                                       355,848               31,781
     Note payable with accrued interest                                          --              444,899
     Capital lease obligation - current portion                              18,200               12,802
                                                                    ----------------     ----------------

         Total current liabilities                                          507,575              512,237

   Long term debt:
     Capital lease obligation - less current portion                         22,972               34,495
                                                                    ----------------     ----------------

         Total long term debt                                                22,972               34,495
                                                                    ----------------     ----------------

         Total liabilities                                                  530,547              546,732

   Commitments                                                                   --                   --

   Shareholders' equity:
     Common stock (par value $0.01) 50,000,000 shares
        authorized; 6,936,424 and 4,962,384 shares issued and
        outstanding at December 31, 2003 and 2002, respectively              69,364               49,624
     Additional paid in capital                                              88,924               88,924
     Accumulated deficit                                                   (214,659)            (582,053)
                                                                    ----------------     ----------------

         Total shareholders' deficit                                        (56,371)            (443,505)
                                                                    ----------------     ----------------

         Total liabilities and shareholders' equity (deficit)       $       474,176      $       103,227
                                                                    ================     ================

                The accompanying notes are an integral part of these financial statements

                                                   F-2

                         STARMED GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
-----------------------------------------------------------------------------------

                                                       2003                2002
                                                  --------------     --------------
Sales                                             $     581,212      $          --
Cost of sales                                          (364,011)                --
                                                  --------------     --------------

Gross profit                                            217,201                 --
Revenue from royalties                                  124,101              9,270
                                                  --------------     --------------

                                                        341,302              9,270
                                                  --------------     --------------
Expenses:
  Compensation                                           46,200            118,005
  Professional fees                                      61,521             58,292
  Accounting fees                                         7,678             16,435
  Office                                                  9,892             17,179
  Rent                                                   39,544             33,912
  Insurance                                               8,135              5,532
  Advertising, marketing and promotion                   17,011             84,317
  Depreciation                                            9,297              9,403
  Travel                                                    757              2,386
                                                  --------------     --------------

     Total expenses                                     200,035            345,461
                                                  --------------     --------------

Income (loss)  from operations                          141,267           (336,191)
Forgiveness of debt                                     178,382                 --
Interest expense                                        (31,855)           (46,216)
                                                  --------------     --------------

Income (loss) before income taxes                       287,794           (382,407)
(Benefit) provision  for income taxes                   (79,600)                --
                                                  --------------     --------------

Net income (loss)                                 $     367,394      $    (382,407)
                                                  ==============     ==============

Net income (loss) per share - basic               $        0.07      $       (0.08)
                                                  ==============     ==============

Net income (loss) per share - diluted             $        0.07      $       (0.08)
                                                  ==============     ==============

Weighted average number of shares
  outstanding - basic                                 5,217,636          4,949,354
                                                  ==============     ==============

Weighted average number of shares
  outstanding - diluted                               5,492,636          5,097,063
                                                  ==============     ==============

     The accompanying notes are an integral part of these financial statements

                                        F-3

                                          STARMED GROUP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------

                                                    COMMON STOCK
                                   -----------------------------------------------
                                                      PAR VALUE
                                     NUMBER OF          $0.01           PAID IN        ACCUMULATED
                                      SHARES          PER SHARE         CAPITAL          DEFICIT            TOTAL
                                   -------------    -------------    -------------    -------------     -------------
Balance at December 31, 2001          4,945,384     $     49,454     $     55,094     $   (199,646)     $    (95,098)

Common shares issued for cash
  in September 2002, at $2 per
  share                                   5,000               50            9,950               --            10,000

Common shares issued for
  compensation for service,
  in September and October
  2002 valued at $2 per share            12,000              120           23,880               --            24,000

Net loss                                     --               --               --         (382,407)         (382,407)
                                   -------------    -------------    -------------    -------------     -------------

Balance at December 31, 2002          4,962,384           49,624           88,924         (582,053)         (443,505)

Conversion of note payable to
  common shares                          82,300              823               --               --               823

Common shares issued for
  compensation for services
  rendered in September and
  December 2003 valued at
  $0.01 per share                     1,891,740           18,917               --               --            18,917

Net income                                   --               --               --          367,394           367,394
                                   -------------    -------------    -------------    -------------     -------------

Balance at December 31, 2003          6,936,424     $     69,364     $     88,924     $   (214,659)     $    (56,371)
                                   =============    =============    =============    =============     =============

                      The accompanying notes are an integral part of these financial statements

                                                         F-4

                              STARMED GROUP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------------------------

                                                                 2003               2002
                                                            --------------     --------------
Cash flows from operating activities:
   Net income (loss)                                        $     367,394      $    (382,407)
Adjustments to reconcile net (loss) to net cash:
   Depreciation                                                     9,297              9,403
   Forgiveness of debt                                           (178,382)                --
   Shares issued for compensation and services                     18,917             24,000
(Increase) decease in operating assets:
   Accounts receivable                                            (20,215)                --
   Inventory                                                       (4,628)           (22,045)
   Prepaid expenses                                                (3,278)            (2,668)
   Deferred income taxes                                         (105,000)                --
   Deposits                                                        (6,313)                --
Increase (decrease) in operating liabilities:
   Accounts payable                                               110,772             20,975
   Accrued expenses                                                36,017             31,781
                                                            --------------     --------------

Net cash provided by (used in) operating activities               224,581           (320,961)

Cash flows from financing activities:
   Accrual of interest on note payable                             22,356                 --
   Increase in loans and interest                                      --            139,694
   Capital lease                                                   (6,125)           (11,606)
   Proceeds from issuance of common stock                              --             10,000
                                                            --------------     --------------

Net cash provided by financing activities                          16,231            138,088
                                                            --------------     --------------

Net increase (decrease) in cash                                   240,812           (182,873)

Cash, beginning of period                                           6,476            189,349
                                                            --------------     --------------

Cash, end of period                                         $     247,288      $       6,476
                                                            ==============     ==============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL ACTIVITIES:
   Conversion of note payable to common shares
     and accrued expenses                                   $     467,255      $          --
                                                            ==============     ==============

   Stock issued for compensation                            $      18,917      $      24,000
                                                            ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Payments of interest                                   $          --      $       6,522
                                                            ==============     ==============

   Reduction of lease payments and computer costs based
     on adjustment of lease                                 $          --      $       3,300
                                                            ==============     ==============

          The accompanying notes are an integral part of these financial statements

                                             F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

1.       HISTORY AND ORGANIZATION OF THE COMPANY
         ---------------------------------------

         The Company develops, manufactures and sells high quality natural medicines. The Company's products are formulated by medical doctors as the result of scientific research. The current product line includes Sierra Slim, a starch blocker and natural weight loss product, Sight D for the slowing of degeneration of eye tissue and Sight W which promotes blood circulation to the optic nerve. Royalty revenue is from formulas for the herbal health products.

         The Company was in the development stage since its revival on January 10, 2000 through December 31, 2002. The year 2003 is the first year during which it is considered an operating company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Sierra Medicinals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES
         ----------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash, payables and accrued expenses. The estimated fair value of these instruments approximate their carrying value.

         INVENTORY
         ---------

         The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.

         EQUIPMENT AND FURNITURE
         -----------------------

         Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which was seven years. The Company has acquired its computers under a capital lease.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         INCOME TAXES
         ------------

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

         EARNINGS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company excluded certain common stock equivalents, such as warrants, in the calculation of diluted earnings per share, because their inclusion would be anti-dilutive as of December 31, 2002.

         RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to the 2002 consolidated financial statement presentation to conform to the current year consolidated financial statement presentation.

         ADVERTISING COSTS
         -----------------

         The Company expenses advertising costs as incurred. For the years ended December 31, 2003 and 2002, the Company incurred advertising expense of $8,651 and $29,504 respectively.

3.       CORPORATE CREDIT CARD
         ---------------------

         The Company has available up to $10,000 on an unsecured corporate credit card. The minimum payment due was $195 as of December 31, 2003. The Company had an outstanding balance of $8,508 as of December 31, 2003, which is included in accounts payable.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

4.       LONG TERM DEBT
         --------------

         NOTE PAYABLE
         ------------

         In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2003. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003.

         CAPITAL LEASE
         -------------

         The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value which is included in equipment and furniture in the financial statements at December 31, 2002 and 2001. The balance of the capital lease obligation is $41,172 and $47,297 at December 31, 2003 and 2002, respectively.

         The equipment under capital lease is as follows:

                                             DECEMBER 31,      DECEMBER 31,
                                                2003               2002
                                            -------------     -------------

         Computers                          $     62,575      $     62,575
         Less: accumulated depreciation          (20,322)          (11,383)
                                            -------------     -------------

                                            $     42,253      $     51,192
                                            =============     =============

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

4.       LONG TERM DEBT (Continued)
         --------------------------

         CAPITAL LEASE (Continued)
         -------------------------

         Minimum future minimum lease payments under the capital lease as of December 31, 2003 are as follows:

                   FOR THE YEAR ENDED DECEMBER 31,
                   -------------------------------

                             2004                                   $    21,976
                             2005                                        17,679
                             2006                                         7,367
                                                                    ------------

                  Total minimum lease payments                           47,022
                  Less: amount representing interest                     (5,850)
                                                                    ------------

                  Present value of total minimum lease payments     $    41,172
                                                                    ============

5.       CAPITAL STOCK
         -------------

         In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants have a life of 2 years and will expire in June 2004.

         On September 25, 2003, the Company issued 804,381 common shares for services rendered and retainer fees valued at $8,044.

         On December 31, 2003, the Company issued 1,000,000 common shares for compensation to its officers valued at $10,000. The Company also issued 87,359 common shares for services rendered valued at $873.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.       INCOME TAXES
         ------------

         Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                         DECEMBER 31, 2003    DECEMBER 31, 2002
                                                         -----------------    -----------------
         Federal statutory tax                                    34.1%             (34.0%)
         State taxes, net of federal tax
         Valuation allowance                                       8.8%              (5.8%)
                                                                 (70.5%)             39.8%
                                                         -----------------    -----------------

          Effective income tax rate                              (27.6%)               --
                                                         =================    ================

         The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

         The Company had available approximately $221,000 and $508,000 of unused federal operating loss carry-forwards at December 31, 2003 and 2002, and $508,000 and $508,000 of unused state operating loss carry-forwards at December 31, 2003 and 2002 that may be applied against future taxable income. The State of California suspended the use of net operating loss carry-forwards for tax years 2002 and 2003.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 a valuation allowance for $203,000 was recorded due to uncertainties as to the amount of taxable income that would be generated in future years and therefore limited the recognition of the income tax benefit as of December 31, 2002. The Company restored the entire valuation allowance in 2003, as the Company began utilizing the entire federal net operating loss and anticipates utilizing the remaining federal and state operating losses in future years.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.       INCOME TAXES (Continued)
         ------------------------

         The (benefit) provision for income taxes consists of the following as of December 31:

                                                                  2003              2002
                                                             -------------     -------------
         Current:
             Federal                                         $         --      $         --
             State                                                 25,400                --
                                                             -------------     -------------

                                                                   25,400                --

         Deferred:
             Federal                                               98,000          (173,000)
             State                                                     --           (30,000)
                                                             -------------     -------------

         Total provision (benefit) before valuation
           allowance                                              123,400          (203,000)
                                                             -------------     -------------

         Change in valuation allowance                           (203,000)          203,000
                                                             -------------     -------------
         Total (benefit) provision                           $    (79,600)     $         --
                                                             =============     =============

         The components of the net deferred income tax asset are as follows as of December 31:

                                                                  2003              2002
                                                             -------------     -------------

         Deferred income tax assets:
             Net operating loss carry forward                $    105,000      $    203,000
                                                             -------------     -------------

                                                                  105,000           203,000
                                                             -------------     -------------

         Deferred income tax asset, net before valuation
            allowance                                             105,000           203,000
         Less: valuation allowance                                     --          (203,000)
                                                             -------------     -------------
         Deferred income tax asset, net                      $    105,000      $         --
                                                             =============     =============

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

7.       OFFICE LEASE
         ------------

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Rent expenses incurred for the years ended December 31, 2003 and 2002 was $39,544 and $33,912, respectively. Future minimum rental payments at December 31, 2003 under the office lease are $49,660.

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         The Company owes a director, officer and shareholder $31,345 and $28,425 in expense reimbursements as of December 31, 2003 and 2002, respectively. These balances are included in accrued liabilities on the consolidated balance sheet as of December 31, 2003 and 2002.

9.       SUBSEQUENT EVENT
         ----------------

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 shares of common stock for cancellation of a contract and in exchange for accounts payable of $20,822.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING DISCLOSURE

The Board of Directors of StarMed Group, Inc. approved the engagement of Mendoza Berger & Company, LLP ("MBC") on January 4, 2003 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year 2002 and accepted the resignation of its independent public auditor of record, William D. Lindberg, CPA. William D. Lindberg, CPA resigned as the Registrant's independent public auditor as of January 4, 2003. Mr. Lindberg ceased operations in 2003.

The audit report provided by the Registrant's previous auditor, William D. Lindberg, CPA for the fiscal years ended December 31, 2000 and 2001, did not contain any adverse opinion or disclaimer of opinion nor was any report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's two most recent fiscal years ending December 31, 2000 and 2001, and the interim period from January 1, 2002 through January 4, 2003, there have been no past disagreements between the Registrant and William D. Lindberg, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

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

ITEM 8-A. CONTROLS AND PROCEDURES
          -----------------------

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these control.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following individuals are officers and/or directors of the Company:


Name and Age                        Current Position                             Director Since            Officer Since
------------                        ----------------                             --------------            -------------
Herman H. Rappaport         87      President, CEO, Director                     December 18, 1969         December 18, 1969

Dr. Steven L. Rosenblatt    57      Exececutive Vice President and Director      February 23, 2000         February 25, 2000

Dr. Hector Rodriguez        60      Vice President and Director                  February 23, 2000         February 23, 2000

Dr. Avner Manzoor-Mandel    55      Vice President and Director                  February 23, 2000         February 23, 2000

Dr. Joel Feinstein          55      Vice President and Director                  February 23, 2000         February 23, 2000

Dr. Semour Levine           61      Director                                     June 18, 2002

         Each director's term will expire on next annual meeting. The date of the next annual meeting of the shareholders was set by the Board of Directors to be December 16, 2004 to vote on the length of the directors and executive officers' terms. Directors are not compensated for their services.

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

Dr. Steven L. Rosenblatt, M.D., Ph.D., L.Ac. - Executive Vice President,
Director

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

         Dr. Rosenblatt has conducted and been a participant of numerous medical conferences of the subject of herbal medicines and has been in private practice in Los Angeles for ten years and one of the leaders in the field of acupuncture and oriental medicine for over thirty years.

Dr. Hector Rodriguez, M.D., Ph.D. Vice President, Director

         Dr. Rodriguez received an M.D. from the Universidad Nacional of Bogota, Colombia and a Ph.D. from University of California at San Francisco with post graduate work at Washington University School of Medicine, St. Louis, Mo. His certifications include The American Board of Internal Medicine, Nephrology Subspecialty and is licensed in Illinois, Missouri, and California where he has practiced for the past twenty three years.

Dr. Avner Manzoor-Mandel, M.D. Vice President, Director

         Dr. Manzoor-Mandel holds medical degrees from Pahlavi University and the University of Maryland. He is a member of the American College of Cosmetic Surgery and the College of Obstetrics and Gynecology. For the past twenty years he has been in private practice in Los Angeles.

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

         Dr. Semour Levine, Director, an advisor on Rheumatology. Dr. Levine is in private practice of Rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the John Hopkins University. Dr. Levine is a member of the President's Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

ITEM 10. EXECUTIVE COMPENSATION

                                    Summary Compensation Table

Name and                      Year    Salary    Bonus     Other    Restricted    Options   LTIF   Other
Position                                              Compensation  Stock (1)

Herman Rappaport *            2003    18,000     -0-       -0-       500,000       -0-
President & CEO               2002    40,500**   -0-       -0-         -0-         -0-

Dr. Steven Rosenblatt         2003    18,000     -0-       -0-       500,000       -0-
Executive Vice President      2002    40,500**   -0-       -0-         -0-         -0-

Dr. Hector Rodriguez          2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-

Dr. Joel Feinstein            2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-

Dr. Avner Manzoor-Mandel      2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-

* Additionally, Herman Rappaport holds 2,727,000 shares of common stock in the Rappaport Family Trust which was issued in 1987 and prior to the issuance of the 500,000 shares issued to Herman Rappaport and noted above.
**   Includes $13,500 accrued and deferred salary which has not been paid.

(1) The value of the restricted stock issued for the services provided was $0.01 (par value) per share.

         There is no plan to compensate directors for their services as directors of the Company. Officers are not paid any cash compensation excepting for a draw of $7,500 per month starting January 1, 2004 for services by Herman Rappaport and Dr. Steven Rosenblatt. Officers have received stock in lieu of cash for their work in such capacities.

The following table sets forth for each of the named executives certain information concerning stock and stock options granted during fiscal 2003.

----------------------------------------------------------------------------------------------
Name and Position      Number of Securities  % of Total Options
                           Underlying            Granted to      Exercise Price   Expiration
                            Options               Employees         per Share        Date
----------------------------------------------------------------------------------------------
Herman H. Rappaport           0                       0               $0             N/A
Dr. Steven Rosenblatt         0                       0               $0             N/A
Dr. Hector Rodriguez          0                       0               $0             N/A
Dr. Joel Feinstein            0                       0               $0             N/A
Dr. Avner Manzoor-Mandel      0                       0               $0             N/A

The Company does not have at this time an audit or compensation committees. The Company has not adopted yet a code of ethics, but plans to do so on its next meeting of its board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership (as such term is defined under Section 13
(d) of the Securities Act of 1934 as amended of the common stock by (i) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (ii) each director of the Company, (iii) the named officers, and (iv) all executive officers of the Company as a group.

Name, Position and Address of            Amount and Nature of         Percent of
Beneficial Owner                       Beneficial Ownership (1)         Class

Herman H. Rappaport (2) (3)                  3,820,489                  55.07%
President, CEO and Director

Dr. Steven L. Rosenblatt                       725,000                  10.45%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)                        90,000                  1.29%
Vice-President and Director

Avner Manzoor-Mandel(2)                         90,000                  1.29%
Vice-President and Director

Dr. Joel Feinstein (2)                          90,000                  1.29%
Vice-President and Director

Dr. Seymour Levine  (2)                         10,000                  *%
Director

All Other Officers and Directors             4,825,489                  70.28%
 as a group (5)
_____________________
*   Less than 1%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) C/o Company's address: 2029 Century Park East, Suite 1112, Los Angeles, California 90067.

(3) 2,838,089 shares are held by Herman and Rhoda Rappaport Living Trust, Susan Harris Trustee, are deemed to be beneficially owned by Mr. Rappaport with respect to the voting and investment power of such shares.

         There are no outstanding options. The number of shares of common stock outstanding as of December 31, 2003 was 6,936,424.

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

Herman H. Rappaport                                  150,000 shares
Dr. Steven L. Rosenblatt                             150,000 shares

         In fiscal 2003, the Company issued 500,000 shares of its common stock to each of Messrs. Rappaport and Rosenblatt for their respective services to the Company. The Company also issued in the same fiscal year 22,453 shares of its common stock to each of Messrs. Rodriguez, Feinstein and Manzoor-Mandel for their respective services to the Company. The shares were valued at $0.01 per share.

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

         Shareholder Loans

         The Company owes a director, officer and shareholder $31,345 and $28,425 in expense reimbursements as of December 31, 2003 and 2002, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of December 31, 2003 and 2002.

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

3.3      Amendment to the Articles of Incorporation of Energy Dynamics, Inc.*

3.4      Amendment to the Articles of Incorporation of StarMed, Inc. (Arizona)*

3.5      Certificate of Revival of StarMed Group, Inc. (Nevada)*

3.6      Certificate of Reinstatement of Heathercliff Group, Inc.*

3.7      Bylaws*

10.1     Loan Agreement*

10.2     Memorandum of Understanding with Natural Health Trends Corporation

10.3     License Agreement with L. Perrigo Company.

10.4     Customer Interaction Service Agreement

22.      Subsidiaries of the Registrant

31.      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         AND CHIEF FINANCIAL OFFICER PURSUANT
         TO SECTION 302 OF THE SARBANES-OXLEY ACT

32.      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         AND CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT

---------------------
* Previously filed with the Securities and Exchange Commission as exhibits to the registration statement on Form 10-SB and subsequent amendments.

         (b)      Reports on Form 8-K
                  -------------------

                  None in fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL FEES AND SERVICES.

         Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

         Audit Fees: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $7,672.59 and $0 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2003 and 2002, respectively.

         Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 2004.

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

/s/ Herman Rappaport            President, CEO and Director                     Date: 6/24/04
----------------------------    (principal executive officer)
    Herman Rappaport

/s/ Dr. Steven L. Rosenblatt    Executive Vice- President and Director          Date: 6/24/04
----------------------------
    Dr. Steven L. Rosenblatt

/s/ Dr. Hector Rodriguez        Vice President and Director                     Date: 6/24/04
----------------------------
    Dr. Hector Rodriguez

/s/ Dr. Avner Manzoor-Mandel    Vice President and Director                     Date: 6/24/04
----------------------------
    Dr. Avner Manzoor-Mandel

/s/ Dr. Joel Feinstein          Vice President and Director                     Date: 6/24/04
----------------------------
    Dr. Joel Feinstein

/s/ Dr. Seymour Levine          Director                                        Date: 6/24/04
----------------------------
    Dr. Seymour Levine