Form 10KSB/A
period 2003-12-31
STARMED GROUP INC
filed 2004-06-28
CIK 1135263

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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

         The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, was 7,056,424 as of June 1, 2004.

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

/s/ Herman Rappaport            President, CEO and Director                     Date: 6/24/04
----------------------------    (principal executive officer)
    Herman Rappaport

/s/ Dr. Steven L. Rosenblatt    Executive Vice-President and Director           Date: 6/24/04
----------------------------
    Dr. Steven L. Rosenblatt

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