Form 10KSB
period 2002-12-31
STARMED GROUP INC
filed 2004-06-30
CIK 1135263

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $9,270.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was ($97,140) based upon the book value of the registrant's Common Stock of ($0.08) as of December 31, 2002.

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

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. See Financial Statements.

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

         The amount spent on research and development for the year ended December 31, 2002 was $0 out of the total expenditures of $345,461.

         Our current resources are sufficient for cash needs until the end of fiscal year 2004. As of December 31, 2002, the Company had on hand inventory wholesale valued at $40,865.

         At present, the Company does not have any ongoing research projects.

Employees

         The Company has 4 employees at present plus 2 part-time research employees. We plan to hire on as needed basis professional level consultants, accountants, pharmacologists, staff etc.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any physical properties at this time excepting office equipment and supplies.

         The Company's corporate officers are presently located in leased office space in Century City, Los Angeles. 2029 Century Park East, Suite 1112 Los Angeles, Ca. 90067. The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Rent expenses incurred for the years ended December 31, 2002 and 2001 was $33,912 and $14,750, respectively. Future minimum rental payments under the office lease are $59,592.

         The Company believes that such space is currently sufficient for its needs.

         The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $47,297 and $62,203 at December 31, 2002 and 2001, respectively.

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

On March 16, 2004, the Company issued 10,000 common shares for cancellation of a contract and in exchange for accounts payable of $20,822.

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

         The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for fiscal years 2002 and 2001
----------------------------------------------------

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2001
----

         TOTAL REVENUES. The Company's total sales were $0 in the fiscal years ended December 31, 2002 and 2001.

         Revenues for the Company's from royalty payments in 2002 totaled $9,270 compared to $1,018 in fiscal 2001, representing an increase of 811%.

         TOTAL EXPENSES. The Company's total expenses for the fiscal year ended December 31, 2002 totaled $345,461 compared to $117,435 in the fiscal year ended December 31, 2001, representing an increase of 194% due to equipment purchases, product manufacture and other costs associated with starting a business.

         NET INCOME (LOSS). The Company had a net loss of $(382,407) for the fiscal year ended December 31, 2002, compared to a net loss of (125,586) for the fiscal year ended December 31, 2001, representing an increase of 204%. The loss reflects the costs incurred for operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $6,476 at December 31, 2002 as compared to $189,349 at December 31, 2001.

         The Company had negative working capital at December 31, 2002. The Company has been able to borrow and raise sufficient capital to continue operations.

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

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Starmed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Starmed Group, Inc. (a development stage company and a Nevada corporation) and its subsidiary, as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Starmed Group, Inc. and its subsidiary as of December 31, 2001 and for the period from inception (January 10, 2000) through December 31, 2001, were audited by another auditor, who has ceased operations, whose report dated April 15, 2001 on those consolidated financial statements, included an explanatory paragraph that described the Company's significant operating losses that raised substantial doubt about its ability to continue as a going concern discussed in
Note 3 to the 2001 consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmed Group, Inc. and its subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


MENDOZA BERGER & COMPANY, LLP



March 5, 2004, except for Note 9 which is dated May 26, 2004
Irvine, California

                                      STARMED GROUP, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                    DECEMBER 31, 2002      DECEMBER 31, 2001
                                                                    ------------------     ------------------
   Current assets:
     Cash                                                           $           6,476      $         189,349
     Inventory                                                                 40,865                 18,820
     Prepaid expenses                                                           2,668                     --
                                                                    ------------------     ------------------

         Total current assets                                                  50,009                208,169

     Equipment and furniture:
       Office furniture and computers                                          65,063                 68,363
       Accumulated depreciation                                               (11,845)                (2,442)
                                                                    ------------------     ------------------

         Total equipment and furniture                                         53,218                 65,921
                                                                    ------------------     ------------------

         Total assets                                               $         103,227      $         274,090
                                                                    ==================     ==================


                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Accounts payable                                               $          22,755      $           1,780
     Accrued expenses                                                          31,781                     --
     Note payable with accrued interest - current portion                     444,899                     --
     Capital lease obligation - current portion                                12,802                 11,934
                                                                    ------------------     ------------------

         Total current liabilities                                            512,237                 13,714

   Long term debt:
     Note payable with accrued interest  - less current portion                    --                305,205
     Capital lease obligation - less current portion                           34,495                 50,269
                                                                    ------------------     ------------------

         Total long term debt                                                  34,495                355,474
                                                                    ------------------     ------------------

         Total liabilities                                                    546,732                369,188

   Commitments                                                                     --                     --

   Shareholders' equity:
     Common stock (par value $0.01) 50,000,000 shares
        authorized; 4,962,384 and 4,945,384 shares issued and
        outstanding at December 31, 2002 and 2001, respectively                49,624                 49,454
     Paid in capital                                                           88,924                 55,094
     Deficit accumulated during development stage                            (582,053)              (199,646)
                                                                    ------------------     ------------------

         Total shareholders' equity (deficit)                                (443,505)               (95,098)
                                                                    ------------------     ------------------

         Total liabilities and shareholders' equity (deficit)       $         103,227      $         274,090
                                                                    ==================     ==================

                  The accompanying notes are an integral part of these financial statements

                                                     F-2

                                       STARMED GROUP, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           AND FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------

                                                                                                FROM INCEPTION
                                                      FOR THE               FOR THE           (JANUARY 10, 2000)
                                                     YEAR ENDED            YEAR ENDED             THROUGH
                                                  DECEMBER 31, 2002     DECEMBER 31, 2001     DECEMBER 31, 2002
                                                  -----------------     -----------------     -----------------
Income:
   Revenue from royalty                           $          9,270      $          1,018      $         10,288

Expenses:
   Compensation                                            118,005                44,470               231,475
   Professional fees                                        58,292                21,336                84,688
   Accounting fees                                          16,435                 4,275                20,710
   Office                                                   17,179                20,442                37,621
   Rent                                                     33,912                14,750                48,662
   Insurance                                                 5,532                 1,529                 7,061
   Advertising, marketing and promotion                     84,317                 3,493                87,810
   Depreciation                                              9,403                 2,442                11,845
   Travel                                                    2,386                    --                 2,386
   Impairment of goodwill                                       --                 4,698                 4,698
                                                  -----------------     -----------------     -----------------

 Total expenses                                            345,461               117,435               536,956
                                                  -----------------     -----------------     -----------------

Loss from operations before interest and
  income taxes                                            (336,191)             (116,417)             (526,668)
Interest expense                                           (46,216)               (9,169)              (55,385)
                                                  -----------------     -----------------     -----------------

Loss from operations before income taxes                  (382,407)             (125,586)             (582,053)
Provision for income taxes                                      --                    --                    --
                                                  -----------------     -----------------     -----------------

Net loss                                          $       (382,407)     $       (125,586)     $       (582,053)
                                                  =================     =================     =================
Net loss per share-basic                          $          (0.08)     $          (0.03)
                                                  =================     =================

Weighted average number of shares outstanding            4,949,354             4,671,339
                                                  =================     =================

                   The accompanying notes are an integral part of these financial statements

                                                      F-3

                                                 STARMED GROUP, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                      COMMON STOCK
                                                     ---------------------------------------------
                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                       PAR VALUE                           IN
                                                       NUMBER OF         $0.01          PAID IN        DEVELOPMENT
                                                        SHARES         PER SHARE        CAPITAL           STAGE            TOTAL
                                                     -------------   -------------   -------------    -------------    -------------
Balance at revival January 10, 2000                     4,040,592    $     40,406    $    (40,406)    $         --     $         --

Common shares issued for cash in October
  2000 at average price per share $0.23                   135,000           1,350          29,500               --           30,850

Adjustment for common shares issued for
  compensation for services in October 2000
  valued at average price per share of
  shares issued for cash $0.23                            300,000           3,000          66,000               --           69,000

Net loss                                                       --              --              --          (74,060)         (74,060)
                                                     -------------   -------------   -------------    -------------    -------------

Balance at December 31, 2000 (as restated)              4,475,592          44,756          55,094          (74,060)          25,790


Acquisition at July 27, 2001 of all of the
  469,792 shares (par value $0.01) outstanding
  of Sierra Medicinal, Inc. for 469,792 shares
  of the Company. Sierra had no assets and no
  liabilities. The fair market value of net
  assets acquired was zero. The fair market
  value of the shares issued is not determinable
  since there is no market for the Company's
  stock. The Company has used the common stock
  par value $0.01 to value the acquisition                469,792           4,698              --               --            4,698

Net loss                                                       --              --              --         (125,586)        (125,586)
                                                     -------------   -------------   -------------    -------------    -------------

Balance at December 31, 2001                            4,945,384          49,454          55,094         (199,646)         (95,098)

Common shares issued for cash in September
  2002, at $2 per share                                     5,000              50           9,950               --           10,000
Common shares issued for compensation for
  services, in September and October 2002
  valued at $2 per share                                   12,000             120          23,880               --           24,000

Net loss                                                       --              --              --         (382,407)        (382,407)
                                                     -------------   -------------   -------------    -------------    -------------

Balance at December 31, 2002                            4,962,384    $     49,624    $     88,924     $   (582,053)    $   (443,505)
                                                     =============   =============   =============    =============    =============

                              The accompanying notes are an integral part of these financial statements

                                                                F-4

                                          STARMED GROUP, INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001 AND
                                FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------

                                                                                                     FROM INCEPTION
                                                         FOR THE                FOR THE            (JANUARY 10, 2000)
                                                        YEAR ENDED             YEAR ENDED               THROUGH
                                                     DECEMBER 31, 2002      DECEMBER 31, 2001      DECEMBER 31, 2002
                                                     ------------------     ------------------     ------------------
Cash flows from operating activities:
      Net (loss) during development stage            $        (382,407)     $        (125,586)     $        (582,053)
Adjustments to reconcile net (loss) to net cash:
      Depreciation                                               9,403                  2,442                 11,845
      Shares issued for compensation                            24,000                     --                 93,000
      Impairment of goodwill                                        --                  4,698                  4,698
(Increase) decease in operating assets:
     Inventory                                                 (22,045)               (18,820)               (40,865)
     Prepaid expenses                                           (2,668)                    --                 (2,668)
Increase (decrease) in operating liabilities:
     Accounts payable                                           20,975                  1,780                 22,755
     Accrued expenses                                           31,781                     --                 31,781
                                                     ------------------     ------------------     ------------------

Net cash used in operating activities                         (320,961)              (135,486)              (461,507)

Cash flows from investing activities:
     Acquisition of equipment and furniture                         --                 (2,448)               (65,063)
                                                     ------------------     ------------------     ------------------

Net cash used in investing activities                               --                 (2,448)               (65,063)

Cash flows from financing activities:
      Increase in loans and interest                           139,694                305,205                444,899
      Capital lease                                            (11,606)                (3,712)                47,297
      Proceeds from issuance of common stock                    10,000                     --                 40,850
                                                     ------------------     ------------------     ------------------

Net cash provided by financing activities                      138,088                301,493                533,046
                                                     ------------------     ------------------     ------------------

Net increase (decrease) in cash                               (182,873)               163,559                  6,476
Cash, beginning of period                                      189,349                 25,790                     --
                                                     ------------------     ------------------     ------------------

Cash, end of period                                  $           6,476      $         189,349      $           6,476
                                                     ==================     ==================     ==================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES
   Stock issued for compensation                     $          24,000      $              --      $          93,000
                                                     ==================     ==================     ==================

   Reduction of lease payments and computer
      costs based on adjustment of lease             $           3,300      $              --      $           3,300
                                                     ==================     ==================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Stock issued for acquisition of subsidiary      $              --      $           4,698      $           4,698
                                                     ==================     ==================     ==================

     Payments of interest                            $           6,522      $           3,964      $          10,486
                                                     ==================     ==================     ==================

     Capital lease obligation                        $              --      $          65,875      $          65,875
                                                     ==================     ==================     ==================

                      The accompanying notes are an integral part of these financial statements

                                                         F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

1.       HISTORY AND ORGANIZATION OF THE COMPANY
         ---------------------------------------

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

         On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on January 24, 2001. At the time of its revival the Company had no assets and no liabilities. It had 4,040,592 shares of $0.01 par value stock issued and outstanding.

         On October 2, 2000, the Company changed its name to Starmed Group, Inc.

         On July 27, 2001 the Company acquired all of the 469,792 par value $0.01 shares of Sierra Medicinals, Inc.(Sierra), an Arizona corporation, incorporated March 2, 2000 in an exchange of shares on a one for one basis. The Company issued 469,792 par value $0.01 shares.

         Sierra plans to develop, manufacture and sell herbal health products. Royalty revenue is from formulas for the herbal health products.

         The Company has been in the development stage since it's revival January 10, 2000 and the acquired subsidiary Sierra is also in the development stage.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPALS OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Sierra Medicinals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

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

         RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made in the financial statements of prior periods in order to make them comparable with the current financial statement presentation.

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         EQUIPMENT AND FURNITURE
         -----------------------

         Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which was seven years. The Company has acquired its computers under a capital lease.

         NET LOSS PER SHARE
         ------------------

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

         ADVERTISING COSTS
         -----------------

         The Company expenses advertising costs as incurred. For the years ended December 31, 2002 and 2001, the Company incurred advertising expense of $29,504 and $3,493, respectively. For the period from inception (January 10, 2000) to December 31, 2001, the Company incurred $32,997 in advertising expense.


3.       LONG TERM DEBT
         --------------

         NOTE PAYABLE
         ------------

         In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. The Company's liability associated with the guarantee and option clause of the agreement is $288,050. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

3.       LONG TERM DEBT (Continued)
         --------------

         NOTE PAYABLE (Continued)
         ------------

         which is included on the consolidated statement of operations for the year ended December 31, 2003.

         CAPITAL LEASE
         -------------

         The Company has a five-year lease on computers. The monthly payment is $1,563 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate and has capitalized that value which is included in equipment and furniture in the financial statements at December 31, 2002 and 2001. The balance of the capital lease obligation is $47,297 and $62,203 at December 31, 2002 and 2001, respectively.

         The equipment under capital lease is as follows:

                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                          -----------------    -----------------

         Computers                        $         62,575     $         65,875
         Less: accumulated depreciation            (11,383)              (2,326)
                                          -----------------    -----------------

                                          $         51,192     $         63,549
                                          =================    =================

         Minimum future minimum lease payments under the capital lease as of December 31, 2002 are as follows:

                FOR THE YEAR ENDED DECEMBER 31,
                -------------------------------

                              2003                         $          9,862
                              2004                                   21,976
                              2005                                   17,679
                              2006                                    7,367
                                                           -----------------

               Total minimum lease payments                          56,884
               Less: amount representing interest                    (9,587)
                                                           -----------------

         Present value of total minimum lease payments     $         47,297
                                                           =================

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

4.       CAPITAL STOCK
         -------------

         On January 10, 2000, the Company was revived and received its Certificate of Revival from the State of Nevada on January 24, 2001. At the time of its revival the Company had no assets and no liabilities. It had 4,040,592 shares of $0.01 par value stock issued and outstanding. The Company valued its 4,040,592 shares of outstanding stock at its par value $0.01 per share totaling $40,406 and immediately recorded a discount from par value of $40,406 in accordance with U.S. generally accepted accounting principles.

         In October 2000 the Company issued 135,000 shares for cash at approximately $0.23 per share and issued 300,000 shares as compensation for services. The Company valued the services at the same value as shares issued for cash, $0.23 per share.

         On July 27, 2001 the Company acquired all of the 469,792 par value $0.01 shares of Sierra Medicinals, Inc. (Sierra), an Arizona corporation, incorporated March 2, 2000 in an exchange for shares of the Company's common stock on a one for one basis.

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

         In accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company reviewed goodwill and determined that the carrying amount of the asset may not be recoverable and charged $4,698 to impairment loss in the year ended December 31, 2001.

         In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants have a life of 2 years and will expire in June 2004.

         On September 23, 2002, the Company issued 5,000 common shares for cash at $2 per share, totaling $10,000.

         On September 23, 2002, the Company issued 2,000 common shares for services rendered at $2 per share, totaling $4,000.

         On October 15, 2002, the Company issued 10,000 common shares for services rendered valued at $2 per share, totaling $20,000.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

5.       INCOME TAXES
         ------------

         Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                         DECEMBER 31, 2002     DECEMBER 31, 2001
                                                         -----------------     -----------------
              Federal statutory tax                               (34.0%)            (34.0%)
              State taxes, net of federal tax
              Valuation allowance                                  (5.8%)             (5.8%)
                                                                   39.8%              39.8%
                                                         -----------------     -----------------

               Effective income tax rate                             --                 --
                                                         =================     =================

         The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

         The Company had available approximately $508,000 and $126,000 of unused federal operating loss carry-forwards at December 31, 2002 and 2001 that may be applied against future taxable income. The State of California suspended the use of net operating loss carry-forwards for tax year 2002.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001 a valuation allowance for $203,000 and $50,000 was recorded due to uncertainties as to the amount of taxable income that would be generated in future years and therefore limited the recognition of the income tax benefit as of December 31, 2002 and 2001.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

5.       INCOME TAXES (Continued)
         ------------

         The (benefit) provision for income taxes consists of the following as of December 31:

                                                                  2002               2001
                                                             --------------     --------------
         Current:
             Federal                                         $          --      $          --
             State                                                      --                 --
                                                             --------------     --------------

                                                                        --                 --
         Deferred:
             Federal                                              (173,000)           (43,000)
             State                                                 (30,000)            (7,000)
                                                             --------------     --------------

         Total provision (benefit) before valuation
            allowance                                             (203,000)           (50,000)
                                                             --------------     --------------

         Change in valuation allowance                             203,000             50,000
                                                             --------------     --------------
         Total (benefit) provision                           $          --      $          --
                                                             ==============     ==============


         The components of the net deferred income tax asset are as follows as of December 31:

                                                                  2002               2001
                                                             --------------     --------------

         Deferred income tax assets:
             Net operating loss carry forward                $     203,000      $      50,000
                                                             --------------     --------------

                                                                   203,000             50,000
                                                             --------------     --------------

         Deferred income tax asset, net before valuation
            allowance                                              203,000             50,000
         Less: valuation allowance                                (203,000)           (50,000)
                                                             --------------     --------------
         Deferred income tax asset, net                      $          --      $          --
                                                             ==============     ==============

6.       OFFICE LEASE
         ------------

         The Company leases it offices on a month-to-month basis for $2,950 per month.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

7.       RELATED PARTY TRANSACTIONS
         --------------------------

         The Company owes a director, officer and shareholder $28,425 and $4,612 in expense reimbursements as of December 31, 2002 and 2001, respectively. These balances are included in accrued liabilities on the consolidated balance sheet as of December 31, 2002 and 2001.

         During the year 2000 and until the Sierra acquisition on July 27, 2001, the Company's office was furnished by a shareholder at no cost to the Company. Since there was very minimal activity no value has been recorded for this service.

8.       ADJUSTMENTS TO AND RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2000
         ------------------------------------------------------------------

         The Company made the following adjustments to financial statements previously filed from inception January 10, 2000 to December 31, 2000.

         1. Cash was decreased $30,850 to $25,790 ($5,060) for payments made for expenses that were not recorded at December 31, 2000.

         2. Accounts payable $2,950 and income tax payable $50 were decreased to zero because all expenses had been paid at December 31, 2000 (see 1. above).

         3. Common stock at par value $44,350 did not take into account the beginning stock outstanding, the additional stock sold and stock issued for compensation, a total of 4,475,592 shares. The Company adjusted stock issued to 4,475,592 and the par value $44,756 ($406). (See Statement of Shareholders' Equity).

         4. The Company issued 300,000 shares as compensation for services but had not assigned a value. The Company assigned a value of $0.23 based on the sales price of stock sold in the same month. This resulted in an adjustment of $69,000 (see Statement of Shareholders' Equity).

         5. As result of the above adjustments the deficit for the period January 10, 2000 to December 31, 2000 was increased $57,560.

                       STARMED GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

9.       SUBSEQUENT EVENTS
         -----------------

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

         OFFICE LEASE
         ------------

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 and expiring on October 31, 2004. Future minimum rental payments at December 31, 2002 under the office lease are $59,592.

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

ITEM 10. EXECUTIVE COMPENSATION

                                    Summary Compensation Table

Name and                      Year    Salary    Bonus     Other    Restricted    Options   LTIF   Other
Position                                              Compensation  Stock (1)

Herman Rappaport *            2003    18,000     -0-       -0-       500,000       -0-
President & CEO               2002    40,500**   -0-       -0-         -0-         -0-
                              2001    18,000     -0-       -0-         -0-         -0-

Dr. Steven Rosenblatt         2003    18,000     -0-       -0-       500,000       -0-
Executive Vice President      2002    40,500**   -0-       -0-         -0-         -0-
                              2001    13,500     -0-       -0-         -0-         -0-

Dr. Hector Rodriguez          2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-
                              2001               -0-       -0-         -0-         -0-

Dr. Joel Feinstein            2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-
                              2001               -0-       -0-         -0-         -0-

Dr. Avner Manzoor-Mandel      2003      -0-      -0-       -0-        22,453       -0-
Vice President                2002      -0-      -0-       -0-         -0-         -0-
                              2001               -0-       -0-         -0-         -0-

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

       I NEED THIS INFORMATION AS OF 12-31-2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership (as such term is defined under Section 13
(d) of the Securities Act of 1934 as amended of the common stock by (i) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (ii) each director of the Company, (iii) the named officers, and (iv) all executive officers of the Company as a group.

Name, Position and Address of            Amount and Nature of         Percent of
Beneficial Owner                       Beneficial Ownership (1)         Class

Herman H. Rappaport (2) (3)                  3,320,489                  66.91%
President, CEO and Director

Dr. Steven L. Rosenblatt                       225,000                   4.53%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)                        67,547                  1.36%
Vice-President and Director

Avner Manzoor-Mandel(2)                         67,547                  1.36%
Vice-President and Director

Dr. Joel Feinstein (2)                          67,547                  1.36%
Vice-President and Director

All Other Officers and Directors             3,748,130                  75.53%
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

         There are no outstanding options. The number of shares of common stock outstanding as of December 31, 2002 was 4,962,384.

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

         Shareholder Loans

         The Company owes a director, officer and shareholder $28,425 and $0 in expense reimbursements as of December 31, 2002 and 2001, respectively. These balances are included in accrued liabilities on the consolidated balance sheet as of December 31, 2002 and 2001.

         During the year 2000 and until the Sierra acquisition on July 27, 2001, the Company's office was furnished by a shareholder at no cost to the Company. Since there was very minimal activity no value has been recorded for this service.

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

3.3      Amendment to the Articles of Incorporation of Energy Dynamics, Inc.*

3.4      Amendment to the Articles of Incorporation of StarMed, Inc. (Arizona)*

3.5      Certificate of Revival of StarMed Group, Inc. (Nevada)*

3.6      Certificate of Reinstatement of Heathercliff Group, Inc.*

3.7      Bylaws*

10.1     Loan Agreement*

10.2     Memorandum of Understanding with Natural Health Trends Corporation*

10.3     License Agreement with L. Perrigo Company.*

10.4     Customer Interaction Service Agreement*

22.      Subsidiaries of the Registrant

31.      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         AND CHIEF FINANCIAL OFFICER PURSUANT
         TO SECTION 302 OF THE SARBANES-OXLEY ACT

32.      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         AND CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT

---------------------
* Previously filed with the Securities and Exchange Commission as exhibits to the registration statement on Form 10-SB and subsequent amendments and as exhibits to the annual report on Form 10-KSB.

         (b)      Reports on Form 8-K
                  -------------------

                  Reports on Form 8-K were filed in fiscal year ended December 31, 2002.

ITEM 14. PRINCIPAL FEES AND SERVICES.

         Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

         Audit Fees: During 2002 and 2001 the Company paid William D. Lindberg and Mendoza Berger & Company LLP a total of $13,260 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2002 and 2001, respectively.

         Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2004.

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

/s/ Herman Rappaport            President, CEO and Director                     Date: 6/29/04
----------------------------    (principal executive officer)
    Herman Rappaport

/s/ Dr. Steven L. Rosenblatt    Executive Vice- President and Director          Date: 6/29/04
----------------------------
    Dr. Steven L. Rosenblatt

/s/ Dr. Hector Rodriguez        Vice President and Director                     Date: 6/29/04
----------------------------
    Dr. Hector Rodriguez

/s/ Dr. Avner Manzoor-Mandel    Vice President and Director                     Date: 6/29/04
----------------------------
    Dr. Avner Manzoor-Mandel

/s/ Dr. Joel Feinstein          Vice President and Director                     Date: 6/29/04
----------------------------
    Dr. Joel Feinstein

/s/ Dr. Seymour Levine          Director                                        Date: 6/29/04
----------------------------
    Dr. Seymour Levine