Form 10QSB
period 2004-03-31
STARMED GROUP INC
filed 2004-07-01
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

          As of June 1, 2004, there were 7,056,424 shares of Common Stock, par value $0.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

Item 3.  Controls and Procedures                                             9

PART II. OTHER INFORMATION                                                  10

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

Item 1.  Financial Statements

                                TABLE OF CONTENTS


Consolidated Balance Sheets................................................F-2


Consolidated Statements of Operations......................................F-3


Consolidated Statement of Shareholders' Equity (Deficit)...................F-4


Consolidated Statements of Cash Flows......................................F-5


Notes to Consolidated Financial Statements.................................F-6

                                      STARMED GROUP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                      MARCH 31, 2004
                                                                        (UNAUDITED)        DECEMBER 31, 2003
                                                                    ------------------     ------------------
Current assets:
   Cash                                                             $         764,724      $         247,288
   Accounts receivable                                                         20,117                 20,215
   Inventory                                                                   15,910                 45,493
   Prepaid expenses                                                             5,946                  5,946
                                                                    ------------------     ------------------

     Total current assets                                                     806,697                318,942

Equipment and furniture:
   Office furniture and computers                                              65,063                 65,063
   Accumulated depreciation                                                   (23,466)               (21,142)
                                                                    ------------------     ------------------

     Total equipment and furniture                                             41,597                 43,921
                                                                    ------------------     ------------------

Deferred tax assets                                                            46,000                105,000
Deposits                                                                        7,391                  6,313
                                                                    ------------------     ------------------

     Total assets                                                   $         901,685      $         474,176
                                                                    ==================     ==================

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                 $         472,264      $         133,527
   Accrued expenses                                                           355,794                355,848
   Capital lease obligation - current portion                                  16,147                 18,200
                                                                    ------------------     ------------------

     Total current liabilities                                                844,205                507,575

Long term debt:
   Capital lease obligation - less current portion                             18,906                 22,972
                                                                    ------------------     ------------------

     Total long term debt                                                      18,906                 22,972
                                                                    ------------------     ------------------

     Total liabilities                                                        863,111                530,547

Shareholders' equity (deficit):
   Common stock (par value $0.01) 50,000,000 shares authorized;
     7,056,424 and 6,936,424 shares issued and  outstanding at
     March, 31, 2004 and December 31, 2003,  respectively                      70,564                 69,364
   Additional paid in capital                                                 109,646                 88,924
   Accumulated deficit                                                       (141,636)              (214,659)
                                                                    ------------------     ------------------

     Total shareholders' equity (deficit)                                      38,574                (56,371)
                                                                    ------------------     ------------------

     Total liabilities and shareholders' equity (deficit)           $         901,685      $         474,176
                                                                    ==================     ==================

                                See accompanying notes to financial statements

                                                     F-2

                                STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------

                                                                  2004                 2003
                                                            ----------------     ----------------
Sales                                                       $     1,395,288      $         7,039
Revenues from royalties                                              20,062                   --
                                                            ----------------     ----------------

     Total revenues                                               1,415,350                7,039
                                                            ----------------     ----------------

Cost of sales                                                     1,130,851                8,541

General, selling and administrative expenses:
   Compensation                                                      32,635                   --
   Salaries                                                          12,285                   --
   Professional fees                                                 10,314                5,023
   Accounting fees                                                   11,335                  515
   Office                                                            14,721                4,121
   Rent                                                              14,868                7,250
   Insurance                                                          2,219                2,246
   Advertising, marketing and promotion                              22,723                  580
   Depreciation                                                       2,324                2,325
   Travel                                                                48                   --
   Other expense                                                     27,371                   --
                                                            ----------------     ----------------

     Total general, selling and administrative expenses             150,843               22,060
                                                            ----------------     ----------------

     Total expenses                                               1,281,694               30,601
                                                            ----------------     ----------------

Income (loss)  from operations                                      133,656              (23,562)
Interest expense                                                     (1,633)             (10,367)
                                                            ----------------     ----------------

Income (loss) before income taxes                                   132,023              (33,929)
Provision  for income taxes                                         (59,000)                  --
                                                            ----------------     ----------------

Net income (loss)                                           $        73,023      $       (33,929)
                                                            ================     ================

Net income (loss)  per share - basic                        $          0.01      $         (0.01)
                                                            ================     ================

Net income (loss)  per share - diluted                      $          0.01      $         (0.01)
                                                            ================     ================

Weighted average number of shares outstanding - basic             7,037,499            4,962,384
                                                            ================     ================

Weighted average number of shares outstanding - diluted           7,312,499            5,237,384
                                                            ================     ================

                          See accompanying notes to financial statements

                                               F-3

                                            STARMED GROUP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------

                                                     COMMON STOCK
                                   --------------------------------------------------
                                                                                                                TOTAL
                                                                                                            SHAREHOLDERS'
                                      NUMBER OF        PAR VALUE          PAID IN         ACCUMULATED          EQUITY
                                       SHARES           ($0.01)           CAPITAL           DEFICIT           (DEFICIT)
                                   --------------    --------------    --------------    --------------     --------------
Balance at December 31, 2002           4,962,384     $      49,624     $      88,924     $    (582,053)     $    (443,505)

Conversion of note payable to
  common shares                           82,300               823                --                --                823
Common shares issued for
  compensation for services
  rendered in September and
  December 2003, valued at
  $0.01 per share                      1,891,740            18,917                --                --             18,917

Net income                                    --                --                --           367,394            367,394
                                   --------------    --------------    --------------    --------------     --------------

Balance at December 31, 2003           6,936,424            69,364            88,924          (214,659)           (56,371)

Common shares issued for
  services in January 2004,
  valued at $0.01 per share              110,000             1,100                --                --              1,100
Common shares issued for
  cancellation of contract
  and in exchange for accounts
  payable in March 2004,
  valued at $2.08 per share               10,000               100            20,722                --             20,822

Net income                                    --                --                --            73,023             73,023
                                   --------------    --------------    --------------    --------------     --------------

Balance at March 31, 2004
  (unaudited)                          7,056,424     $      70,564     $     109,646     $    (141,636)     $      38,574
                                   ==============    ==============    ==============    ==============     ==============

                                      See accompanying notes to financial statements

                                                           F-4

                                STARMED GROUP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------------------

                                                                 2004                  2003
                                                           -----------------     -----------------
Cash flows from operating activities:
   Net income (loss)                                       $         73,023      $        (33,929)
Adjustments to reconcile net income (loss)to net cash:
   Depreciation                                                       2,324                 2,325
   Deferred tax assets                                               59,000                    --
   Shares issued for services                                         1,100                    --
(Increase) decease in operating assets:
   Accounts receivable                                                   98                (3,164)
   Inventory                                                         29,583                 1,990
   Prepaid expenses                                                      --                   668
   Deposit                                                           (1,078)                   --
Increase (decrease) in operating liabilities:
   Accounts payable                                                 359,559                21,236
   Accrued expenses                                                     (54)                2,123
                                                           -----------------     -----------------

Net cash provided (used) by operating activities                    523,555                (8,751)
                                                           -----------------     -----------------

Cash flows from financing activities:
   Increase in note payable and accrued interest                         --                10,082
   Capital lease                                                     (6,119)               (4,000)
                                                           -----------------     -----------------

Net cash (used) provided by financing activities                     (6,119)                6,082
                                                           -----------------     -----------------

Net increase (decrease) in cash                                     517,436                (2,669)

Cash, beginning of period                                           247,288                 6,476
                                                           -----------------     -----------------

Cash, end of period                                        $        764,724      $          3,807
                                                           =================     =================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES:
    Stock issued for compensation and services             $          1,100      $             --
                                                           =================     =================

    Stock issued in exchange  for accounts payable         $         20,822      $             --
                                                           =================     =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
        Payments of interest                               $          1,633      $             --
                                                           =================     =================

                          See accompanying notes to financial statements

                                               F-5

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.       INVENTORY
         ---------

         During the three months ended March 31, 2004, the Company disposed of expired inventory totaling $27,371 through a donation to a not-for-profit organization.

3.       CAPITAL STOCK
         -------------

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,100.

         On March 16, 2004, the Company issued 10,000 common shares for cancellation of a contract in exchange for accounts payable of $20,822.

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

         The Company has commissioned the writing of three books, one on diabetes, the second is a spanish translation of the Starch Blocker Diet book published by Harper Collings, and the third is on weight loss for dogs. The Company plans to produce and market the products that help alleviate the health problems discussed in the books.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

         TOTAL REVENUES. The Company's total sales increased to $1,395,288 in the quarter ended March 31, 2004 as compared to $7,039 sales in the quarter ended March 31, 2003. This dramatic increase resulted from the agreement entered with NHTC, Inc.

         Operating revenues derived by the Company's from the sales of its products were to $1,395,288 in the quarter ended March 31, 2004 as compared to $7,039 revenues in the quarter ended March 31, 2003.

         Revenues for the Company's from royalty payments in the quarter ended March 31, 2004 totaled $20,062 compared to $0 in the quarter ended March 31, 2003. This increase resulted from the agreement entered with Perrigo Co.

         TOTAL EXPENSES. The Company's total expenses for the quarter ended March 31, 2004 totaled $1,281,694 compared to $30,601 in the quarter ended March 31, 2003, representing a dramatic increase in total expenses primarily due to marketing and other costs associated with the sale of the Company's products. This reflects the increased costs incurred by the Company as it started to significantly increase its sales and derive revenues from its operations.

         NET INCOME (LOSS). The Company had a net income of $73,023 for the quarter ended March 31, 2004, compared to a net loss of (33,929) for the quarter ended March 31, 2003. The gain reflects the dramatic increase in Company's sales as compared to the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $764,724 at March 31, 2004 as compared to $247,288 at December 31, 2003.

         The Company had negative working capital at March 31, 2004. The Company has been able to borrow and raise sufficient capital to continue operations.

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

ITEM 1 - LEGAL PROCEEDINGS - NONE

ITEM 2 - CHANGES IN SECURITIES

         On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 common shares for cancellation of a contract in exchange for accounts payable of $20,822.

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

                                          STARMED GROUP, INC.

June 30, 2004                             /s/ Herman Rappaport
                                          --------------------------
                                          By: Herman Rappaport, President