Form 10QSB
period 2004-06-30
STARMED GROUP INC
filed 2004-08-17
CIK 1135263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

          As of August 1, 2004, there were 7,056,424 shares of Common Stock, par value $0.01 per share, outstanding.

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

Item 3.  Defaults On Senior Securities
s
Item 4.  Submission of Items to a Vote

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

Consolidated Statements of Operations......................................F-3

Consolidated Statement of Shareholders' Equity (Deficit)...................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6


                                      STARMED GROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                       JUNE 30, 2004
                                                                        (UNAUDITED)   DECEMBER 31, 2003
                                                                         ----------      ----------
Current assets:
   Cash                                                                  $ 259,367       $ 247,288
   Accounts receivable                                                      45,274          20,215
   Inventory                                                                19,638          45,493
   Prepaid expenses                                                          2,249           5,946
                                                                         ----------      ----------

     Total current assets                                                  326,528         318,942

Equipment and furniture:
   Office furniture and computers                                           65,063          65,063
   Accumulated depreciation                                                (25,790)        (21,142)
                                                                         ----------      ----------

     Total equipment and furniture                                          39,273          43,921

Deferred tax assets                                                         93,000         105,000
Deposits                                                                     5,266           6,313
                                                                         ----------      ----------

     Total assets                                                        $ 464,067       $ 474,176
                                                                         ==========      ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                      $  29,579       $ 133,527
   Accrued expenses                                                        329,327         355,848
   Capital lease obligation - current portion                               14,892          18,200
                                                                         ----------      ----------

     Total current liabilities                                             373,798         507,575

Long term debt:
   Capital lease obligation - less current portion                          15,015          22,972
                                                                         ----------      ----------

     Total long term debt                                                   15,015          22,972
                                                                         ----------      ----------

     Total liabilities                                                     388,813         530,547
Shareholders' equity:
   Common stock (par value $0.01) 50,000,000 shares authorized;
     7,056,424 and 6,936,424 shares issued and  outstanding at June
     30, 2004 and December 31, 2003, respectively                           70,564          69,364
   Additional paid in capital                                              109,646          88,924
   Accumulated deficit                                                    (104,956)       (214,659)
                                                                         ----------      ----------

     Total shareholders' equity (deficit)                                   75,254         (56,371)
                                                                         ----------      ----------

     Total liabilities and shareholders' equity (deficit)                $ 464,067       $ 474,176
                                                                         ==========      ==========

                              See accompanying notes to financial statements


                                                STARMED GROUP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                      FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      ------------------------------

                                                            2004              2003              2004              2003
                                                        ------------      ------------      ------------      ------------
Sales                                                   $   324,251       $    37,251       $ 1,719,539       $    44,290
Revenues form royalties                                      44,720                --            64,782                --
                                                        ------------      ------------      ------------      ------------

Total revenues                                              368,971            37,251         1,784,321            44,290
                                                        ------------      ------------      ------------      ------------

Cost of sales                                               267,585             7,575         1,398,436            16,116

General, selling and administrative expenses:
  Officer's compensation                                     11,880                --            44,515                --
  Salaries                                                   15,480                --            27,765                --
  Professional fees                                          16,077             6,743            26,391            11,767
  Accounting fees                                            11,383             7,162            22,718             7,677
  Office                                                     24,076             4,170            38,847             8,291
  Rent                                                       14,753            11,965            29,621            19,215
  Insurance                                                   3,861             1,806             6,080             4,052
  Advertising, marketing and promotion                        7,984               682            30,707             1,261
  Depreciation                                                2,324             2,324             4,648             4,649
  Travel                                                      1,644               349             1,692               349
  Other expenses                                                544                --            27,915                --
                                                        ------------      ------------      ------------      ------------

    Total general, selling  and administrative
    expenses                                                110,006            35,201           260,899            57,261
                                                        ------------      ------------      ------------      ------------

    Total expenses                                          377,591            42,776         1,659,335            73,377
                                                        -----------       -----------       -----------       -----------

Income (loss) from operations                                (8,620)           (5,525)          124,986           (29,087)
Interest expense                                             (1,650)          (12,702)           (3,283)          (23,069)
                                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes                           (10,270)          (18,227)          121,703           (52,156)
(Benefit) provision for income taxes                        (47,000)               --            12,000                --
                                                        ------------      ------------      ------------      ------------

Net income (loss)                                       $    36,730       $   (18,227)      $   109,703       $   (52,156)
                                                        ============      ============      ============      ============

Net income (loss) per share - basic                     $      0.01       $        --       $      0.02       $     (0.01)
                                                        ============      ============      ============      ============

Net income (loss) per share - diluted                   $      0.01       $        --       $      0.01       $        --
                                                        ============      ============      ============      ============

Weighted average common shares outstanding - basic        7,056,424         4,962,384         7,042,633         4,962,384
                                                        ============      ============      ============      ============

Weighted average common shares outstanding -
diluted                                                   7,331,424         5,237,384         7,317,633         5,237,384
                                                        ============      ============      ============      ============

                                        See accompanying notes to financial statements


                                                STARMED GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                 COMMON STOCK
                                                    ----------------------------------------
                                                                                                                   TOTAL
                                                                                                                SHAREHOLDERS'
                                                    NUMBER OF   PAR VALUE $0.01     PAID IN      ACCUMULATED       EQUITY
                                                      SHARES       PER SHARE        CAPITAL        DEFICIT        (DEFICIT)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31,2002                         4,962,384         49,624         88,924       (582,053)       (443,505)

Conversion of note payable to
   common shares                                       82,300            823             --             --             823
Common shares issued for
   compensation for services
   rendered in September and
   December 2003, valued at
   $0.01 per share                                  1,891,740         18,917             --             --          18,917

Net income                                                 --      $      --      $      --      $ 367,394       $ 367,394
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2003                        6,936,424         69,364         88,924       (214,659)        (56,371)

Common shares issued for services in
   January 2004, valued at $0.01 per share            110,000          1,100             --             --           1,100
Common shares issued for cancellation of
   contact and in exchange for accounts
   payable in March 2004, valued at
   $2.08 per share                                     10,000            100         20,722             --          20,822

Net income                                                 --             --             --        109,703         109,703
                                                    ----------     ----------     ----------     ----------      ----------

Balance at June 30, 2004 (unaudited)                7,056,424      $  70,564      $ 109,646      $(104,956)      $  75,254
                                                    ==========     ==========     ==========     ==========      ==========

                                          See accompanying notes to financial statements

                        STARMED GROUP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                    FOR THE SIX     FOR THE SIX
                                                   MONTHS ENDED    MONTHS ENDED
                                                   JUNE 30, 2004   JUNE 30, 2003
                                                    ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                $ 109,703       $ (52,156)
Adjustments to reconcile net (loss) to net cash:
   Depreciation                                         4,648           4,649
   Deferred tax assets                                 12,000              --
   Shares issued for services                           1,100              --
(Increase) decease in operating assets:
   Accounts receivable                                (25,059)         (1,324)
   Inventory                                           25,855         (15,021)
   Prepaid expenses                                     3,697           1,668
   Deposit                                              1,047              --
Increase (decrease) in operating liabilities:
   Accounts payable                                   (83,126)         64,458
   Accrued expenses                                   (26,521)          5,750
                                                    ----------      ----------

Net cash provided by operating activities              23,344           8,024
                                                    ----------      ----------

Cash flows from financing activities:
   Increase in note payable and accrued interest           --          20,055
   Capital lease                                      (11,265)         (7,152)
                                                    ----------      ----------

Net cash provided by financing activities             (11,265)         12,903
                                                    ----------      ----------

Net increase in cash                                   12,079          20,927

Cash, beginning of period                             247,288           6,476
                                                    ----------      ----------

Cash, end of period                                 $ 259,367       $  27,403
                                                    ==========      ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES:

Stock issued for compensation and services          $   1,100       $      --
                                                    ==========      ==========

Stock issued in exchange for accounts payable       $  20,822       $      --
                                                    ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Payments of interest                           $   3,283       $      --
                                                    ==========      ==========

                 See accompanying notes to financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10K-SB/A for the year ended December 31, 2003.

         The Company was formed on January 10, 2000 and was in the development stage through March 31, 2003. The three and six months ended June 30, 2003 is the first period during which it is considered an operating company.

2.       INVENTORY
         ---------

         During the six months ended June 30, 2004, the Company disposed of expired inventory totaling $27,371 through a donation to a not-for-profit organization.

3.       CAPITAL STOCK
         -------------

         On January 13, 2004, the Company issued 110,000 restricted common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 restricted common shares for cancellation of a contract and in exchange for accounts payable of $20,822.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED
-------------------------------------------------------------------------------
JUNE 30, 2003
-------------

         TOTAL REVENUES. The Company's total revenue increased to $1,784,321 in six months ended June 30, 2004 as compared to $44,290 revenue in the six months ended June 30, 2003. The Company's total revenue increased to $368,971 the quarter ended June 30, 2004 as compared to $37,251 revenue in the quarter ended June 30, 2003.

         Operating revenues derived by the Company's from the sales of its products were $1,719,539 in the six months ended June 30, 2004 as compared to $44,290 in the six months ended June 30, 2003. Operating revenues derived by the Company's from the sales of its products were $324,251 in the quarter ended June 30, 2004 as compared to $37,251 in the quarter ended June 30, 2003.

         Revenues for the Company's from royalty payments in the quarter ended June 30, 2004 totaled $44,720 compared to $0 in the quarter ended June 30, 2003. Revenues for the Company's from royalty payments in the six months ended June 30, 2004 totaled $64,782 compared to $0 in the six months ended June 30, 2003. These increases resulted from the agreement entered with Perrigo Co.

         TOTAL EXPENSES. The Company's total expenses for the quarter ended June 30, 2004 totaled $377,591 compared to $42,776 in the quarter ended June 30, 2003, representing a dramatic increase in total expenses primarily due to marketing and other costs associated with the sale of the Company's products. The Company's total expenses for the six months ended June 30, 2004 totaled $1,659,335 compared to $73,377 in the six months ended June 30, 2003. This reflects the increased costs incurred by the Company as it started to significantly increase its sales and derive revenues from its operations.

         NET INCOME (LOSS). The Company had a net income of $36,730 for the quarter ended June 30, 2004, compared to a net loss of (18,227) for the quarter ended June 30, 2003. The Company had a net income of $109,703 for the six months ended June 30, 2004, compared to a net loss of (52,156) for the six months ended June 30, 2003. The gain reflects the dramatic increase in Company's sales as compared to the quarter ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance of $259,367 at June 30, 2004 as compared to $247,288 at December 31, 2003.

         The Company has been able to borrow and raise sufficient capital to continue operations.

ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

         On January 13, 2004, the Company issued 110,000 restricted common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 restricted common shares for cancellation of a contract and in exchange for accounts payable of $20,822.

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

                                          STARMED GROUP, INC.

August 16, 2004                             /s/ Herman Rappaport
                                          --------------------------
                                          By: Herman Rappaport, President