Form 10QSB
period 2004-09-30
STARMED GROUP INC
filed 2004-11-17
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004
OR
[ ]	Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

Commission File No. 0-33153

STARMED GROUP, INC.
------------------------
(Name of Small Business Issuer in its Charter)

Nevada	52-2220728
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

2029 Century Park East, Suite 1112, Los Angeles, CA 90067
(Address of principal executive office)

(310) 226-2555
Issuer's telephone number:

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

As of November 1, 2004, there were 7,056,424 shares of Common Stock, par value $0.01 per share, outstanding.

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

F1

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2004	December 31, 2003
Current assets:
Cash Accounts receivable Inventory Prepaid expenses	$157,205 29,079 20,940 3,187	$247,288 20,215 45,493 5,946

Total current assets	210,411	318,942

Equipment and furniture: Office furniture and computers Accumulated depreciation	65,063 (28,114)	65,063 (21,142)

Total equipment and furniture	36,949	43,921

Deferred tax assets Deposits	93,000 10,682	105,000 6,313

Total assets	$351,042	$474,176

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities: Accounts payable Accrued expenses Income tax payable Capital lease obligation - current portion	$32,132 307,753 15,000 15,343	133,527 355,848 - 18,200

Total current liabilities	370,228	507,575

Long term debt: Capital lease obligation - less current portion	11,006	22,972

Total long term debt	11,006	22,972

Total liabilities	391,633	530,547

Shareholders' equity:

  Common stock (par value $0.01) 50,000,000 shares authorized;
     7,056,424 and 6,936,424 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively
  Additional paid in capital
  Accumulated deficit

	70,564 109,646 (210,402)	69,364 88,924 (214,659)

Total shareholders' equity (deficit)	(30,192)	(56,371)

Total liabilities and shareholders' equity (deficit)	$351,042	$474,176

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Sales Revenues form royalties	$16,742 25,667	$147,590 97,000	$1,736,281 90,449	$191,880 97,000

Total revenues	42,409	244,590	1,826,730	288,880

Cost of sales	11,610	27,497	1,410,046	43,613

General, selling and administrative expenses:
Officer's compensation Salaries Professional fees Accounting fees Office Rent Insurance Advertising, marketing and promotion Depreciation Travel Other expenses	27,050 71,877 11,841 8,477 (13,550) 19,864 5,919 12,469 2,324 (859) -	10,369 - 27,971 - - 11,500 747, 5,982 2,325 343 -	71,565 99,642 38,232 31,195 25,297 49,485 11,999 43,176 6,972 833 27,915	10,369 - 39,738 7,677 8,291 30,715 4,799 7,244 6,973 692 -

Total general, selling and administrative expenses	145,412	59,237	406,311	116,498

Total expenses	157,022	86,734	1,816,357	160,111

Income (loss) from operations Forgiveness of debt Interest expense	(114,613) - (1,133)	157,856 178,382 (3,054)	10,373 - (4,416)	128,769 178,382 (26,123)

Income (loss) before income taxes (Benefit) provision for income taxes	(115,746) (10,300)	333,184 12,000	5,957 1,700	281,028 12,000

Net income (loss)	$(105,446)	$321,184	$4,257	$269,028

Net income (loss) per share - basic	$(0.01)	$0.06	$0.05	$0.05

Net income (loss) per share - diluted	$(0.01)	$0.06	$0.00	$0.05

Weighted average common shares outstanding - basic	7,056,424	5,067,825	7,048,842	4,997,917

Weighted average common shares outstanding - diluted	7,056,424	5,342,825	7,048,842	5,272,917

See Accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

Common Stock
	Number of Shares	Par Value $0.01 per Share	Paid in Capital	Accumulated deficit	Total Shareholders' Equity (Deficit)

Balance at December 31,2002bbConversion of note payable tob common sharesbCommon shares issued for b compensation for servicesb rendered in September and b December 2003, valued at b $0.01 per sharebbNet income	4,962,384 82,300 1,891,740 -	$49,624 823 18,917 -	$88,924 - - -	$(582,053) - - 367,394	$(443,505) 823 18,917 367,394

Balance at December 31, 2003

Common shares issued for services in
January 2004, valued at $0.01 per share
Common shares issued for cancellation of
contact and in exchange for accounts payable
in March 2004, valued at $2.08 per share

Net income

	6,936,424 110,000 10,000 -	69,364 1,100 100 -	88,924 - 20,722 -	(214,659) - - 4,257	(56,371) 1,100 20,822 109,703

Balance at September 30, 2004	7,056,424	$70,564	$109,646	$(210,402)	$75,254

See accompanying notes to financial statements

STARMED GROUP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2004		For the nine months ended September 30, 2003

Cash flows from operating activities:

  Net income (loss)
Adjustments to reconcile net (loss) to net cash:
  Depreciation
  Forgiveness of debt
  Deferred tax assets
  Shares issued for services
(Increase) decease in operating assets:
  Accounts receivable
  Inventory
  Prepaid expenses
  Deposit
Increase (decrease) in operating liabilities:
  Accounts payable
  Income tax payable
  Accrued expenses

		$4,258 6,972 - 12,000 1,100 (8,864) 24,553 2,759 (4,369) (80,574) 15,000 (48,095)	$269,027 6,973 (178,382) - 8,066 (20,975) (5,136) 2,668 - 25,703 - 22,016

Net cash provided by operating activities		75,260	129,938

Cash flows from financing activities: Accrual of interest on note payable Increase in note payable and accrued interest Capital lease		- - (14,823)	22,365 - (10,398)

Net cash provided by financing activities		(14,823)	11,967

Net increase in cash		(90,083)	141,905

Cash, beginning of period		247,288	6,476

Cash, end of period		$157,205	$148,381

Supplemental information on non-cash investing and financial activities:

Conversion of note payable to common shares and accrued expenses		$-	$467,255

Stock issued for compensation and services		$1,100	$8,044

Stock issued in exchange for accounts payable		$20,822	$-

Supplemental cash flow information: Cash paid during the period for: Payments of interest	$		$-

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS FOR PRESENTATION

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10K-SB/A for the year ended December 31, 2003.

The Company was formed on January 10, 2000 and was in the development stage through March 31, 2003. The three and six months ended September 30, 2003 is the first period during which it is considered an operating company.

2.     INVENTORY

During the nine months ended September 30, 2004, the Company disposed of expired inventory totaling $27,371 through a donation to a not-for-profit organization.

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

 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

       TOTAL REVENUES. The Company's total revenue increased to $1,826,730 in nine months ended September 30, 2004 as compared to $288,880 revenue in the nine months ended September 30, 2003. The Company's total revenue decreased to $42,409 in the quarter ended September 30, 2004 as compared to $244,590 revenue in the quarter ended September 30, 2003.

       Operating revenues derived by the Company's from the sales of its products were $1,736,281 in the nine months ended September 30, 2004 as compared to $191,880 in the nine months ended September 30, 2003. Operating revenues derived by the Company's from the sales of its products were $16,742 in the quarter ended September 30, 2004 as compared to $147,590 in the quarter ended September 30, 2003.

       Revenues for the Company's from royalty payments in the quarter ended September 30, 2004 totaled $25,667 compared to $97,000 in the quarter ended September 30, 2003. Revenues for the Company's from royalty payments in the nine months ended September 30, 2004 totaled $90,447 compared to $97,000 in the nine months ended September 30, 2003.

       TOTAL EXPENSES. The Company's total expenses for the quarter ended September 30, 2004 totaled $157,022 compared to $86,734 in the quarter ended September 30, 2003, representing an increase in total expenses primarily due to marketing and other costs associated with the sale of the Company's products. The Company's total expenses for the nine months ended September 30, 2004 totaled $1,816,357 compared to $160,111 in the nine months ended September 30, 2003. This reflects the increased costs incurred by the Company as it started to significantly increase its sales and derive revenues from its operations.

       NET INCOME (LOSS). The Company had a net loss of $(105,446) for the quarter ended September 30, 2004, compared to a net income of $321,184 for the quarter ended September 30, 2003. The Company had a net income of $4,257 for the nine months ended September 30, 2004, compared to a net income of $269,028 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had a cash balance of $157,205 at September 30, 2004 as compared to $247,288 at December 31, 2003.

       The Company has been able to borrow and raise sufficient capital to continue operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - NONE

ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.   None

       (b)  Reports on Form 8-K.  None

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARMED GROUP, INC.

November 16, 2004	/s/ Herman Rappaport
By: Herman Rappaport, President

Exhibit 31

CERTIFICATIONS OF PRESIDENT, CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATIONS

I, Herman Rappaport, President, Chief Executive Officer and Chief Financial Officer of Starmed Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of, Starmed Group, Inc. (the "Company" or "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: November 16, 2004	/s/ Herman Rappaport
Herman Rappaport, President,
Chief Executive Officer and
Chief Financial Officer

Exhibit 32

CERTIFICATION OF PRESIDENT, CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

       In connection with the Report of Starmed Group, Inc. (the "Company") on Form 10-QSB for the for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herman Rappaport, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Herman Rappaport
Herman Rappaport, President,
Chief Executive Officer and
Chief Financial Officer

November 16, 2004