Form 10KSB
period 2004-12-31
STARMED GROUP INC
filed 2005-04-14
CIK 1135263

================================================================================

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-32863

STARMED GROUP, INC.
(Name of small business issuer in its charter)

NEVADA	52-2220728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2029 CENTURY PARK EAST, SUITE 1112
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code): (310) 226-2555

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $1,847,127.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2005 was $2,221,635 based upon the closing sale price of the registrant’s Common Stock of $1.00 as of April 7, 2005.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, was 9,126,424 as of April 7, 2005. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

TABLE OF CONTENTS

PART 1

Item 1.	Description of Business	2

Item 2.	Description of Property	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	11

Item 6.	Management’s Discussion and Analysis or Plan of Operation	12

Item 7.	Financial Statements	14

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	15

Item 8A.	Controls and Procedures	15

Item 8B.	Other Information	15

PART III

Item 9.	Directors and Executive Officers of the Registrant	16

Item 10.	Executive Compensation	18

Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	19

Item 12.	Certain Relationships and Related Transactions	19

Item 13.	Exhibits	21

Item 14.	Principal Accountant Fees and Services	21

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY’S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

       StarMed Group, Inc., a Nevada corporation, referred herein to as "we", "StarMed Group" or the "Company", is a holding company of Sierra Medicinals, Inc., an Arizona corporation, and our wholly-owned subsidiary ("Sierra Medicinals"). StarMed Group, through Sierra Medicinals is engaged in the development and marketing of natural alternative medicinals. The Company was first incorporated on November 3, 1961 under the name of Riverside Homes, Inc. in North Carolina. On December 18, 1969 the Company’s Articles of Incorporation were amended to change the name of the Company to Port Star Industries, Inc. In February, 1972, the Company had to sell all of its assets to pay existing debts. The Company became inactive until August 3, 1981 when its domicile was changed to Nevada from North Carolina.

       On March 20, 1984 the Company’s shareholders voted to acquire a company called Energy Dynamics, Inc. and to change its name to Energy Dynamics, Inc. On March 20, 1985 this proposed acquisition was rescinded because of non-performance and the Company changed its name to Heathercliff Group Inc. The Company became inactive for several years. Heathercliff Group, Inc. was in real estate development, and Herman Rappaport, either directly or through his family trust, was a majority shareholder of that company.

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

       There are no contracts or agreements between StarMed Group, Inc. and its wholly owned subsidiary Sierra Medicinals, Inc. Sierra Medicinals, Inc. is responsible for the development of specific nutraceuticals that address the problems of aging sight, arthritis, colon and overweight. It has no further rights or responsibilities, nor are there any commitments as to future funding, financial terms, or termination provisions.

       We continue our operations through Sierra Medicinals, Inc. because of the market recognition of the Sierra Medicinal label and the SierraMed website, as well as the marketing of its existing nutraceuticals e.g. Sight D, Sight W, Colon IB, JT Penetrating Cream, and Sierra Slim.

       The Company organized a new, wholly-owned Nevada subsidiary on August 22, 2003 named Vet Medicinals, Inc. The business purpose of this subsidiary is to focus on canine weight loss. Clinical trials were begun to test the efficacy of Phase 2(tm) starch blocker product for canine weight loss. Results of the clinical tests have been positive and The Company produces and markets its own brand of weight loss for dogs.

       The Company has also commissioned the writing of a book on canine weight loss which is to be used as a marketing tool for its products.

       All former Sierra Medicinals, Inc. stockholders (including minority stockholders) have exchanged their stock for an equal number of shares in StarMed Group, Inc.

       On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company’s common stock. The Company’s liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003. See Notes to the Financial Statements.

       The Company has never been involved in any bankruptcy, receivership, or similar proceedings.

Business of Issuer

General

       We have three major targeted markets for Sierra Medicinals’ products. First, the domestic market (the United States), targets senior citizens with products for diminishing sight, arthritis, colon and weight loss problems. Its additional target is the Hispanic population of the United States. The second market extends this latter market to Latin America. Dr. Hector Rodriguez, a director of StarMed Group and a physician with extensive contacts in Latin America, especially in Colombia where he was born and educated, is the lead physician in the marketing of Sierra Medicinal’s products to the Spanish-speaking population. Our third target market includes the growing weight loss problem which is currently among the most pressing health issues in the country, as significant as smoking.

       The Company’s management is seeking contracts with businesses that are developing new nutraceuticals that can be tested and marketed by the Company. We believe that there is a need for expanded sales by a number of private nutritional manufacturers of products for chronic health problems. The specific products sought are for chronic illnesses where natural alternative medicines have their greatest promise. Each product, to be acceptable to the Company, must have proven research results supporting the product’s claims.

       Our plan of business operation consists of developing natural alternative medicines to assist in helping solve health problems where conventional prescription drugs often have side effects and usually are costly. Although acute illnesses are best served by conventional medicines, alternative and herbal medicines often have beneficial results with chronic health problems.

We are exploring the opportunity to market our Sierra Medicinals nutraceuticals in China and in Latin America. Our management recognizes the considerable difficulty in exporting medicinals to foreign countries and the need to meet foreign government regulations. Most foreign countries have strict regulation governing the incorporation of medicinal products and there is no assurance that the Company’s products will be accepted.

       Our foreign contacts are the result of our management’s experience. Sierra Medicinals’ president, Dr. Steven L. Rosenblatt, is a Western trained physician, who was also trained as an acupuncturist in China. Herman Rappaport, President of StarMed Group, Inc. and CEO of Sierra Medicinals, Inc. was an advisor on Foreign Trade policy to the US Department of Commerce for approximately 12 years and was introduced to China by China’s Ambassador Li Dayou’s Trade Representatives to the United States, Tao Wuxin and Xu Ji, both of whom serve currently as our representatives in Beijing and Shanghai.

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

       Sierra Medicinals, Inc. is a purchaser for Pharmachem Laboratories’ ingredient, Phase 2™, a patented, natural weight loss product. Dr. Rosenblatt is Pharmachem’s leading spokesman for Phase 2™.

       Sierra Medicinals has an agreement with Natural Health Trends Corporation, Inc. (NHTC) wherein Sierra sells Phase 2™ for incorporation into a private brand label that is sold internationally. Lexxus International is presently selling its product based on the Company’s formula in China and has plans underway to sell the product in other international markets.

       The Company organized a new, wholly-owned Nevada subsidiary on August 22, 2003 named Vet Medicinals, Inc. which business focus is the weight loss of canines. Clinical trials were completed in 2004 to test the efficacy of Phase 2™ starch blocker product for canine weight loss. Results were published in the Journal of the American Holistic Veterinary Medical Association, July-September 2004 issue. The Pharmachem Phase 2™ is a natural ingredient presently being extensively used for humans. Results of the clinical tests were very positive and the Company has produced and began marketing its own brand of weight loss for dogs.

       The Company has also published the canine weight loss book “Happy Healthy Dogs” to be used as a marketing tool for its products. The Herbal Medicinal Industry

       The market for herbal remedies is increasing every year, not only in public use, but in acceptance by mainstream Western medicine as well. According to the NIH National Center for complementary and alternative medicine, the people using complementary therapies increased from 33% in 1990 to more than 42% in 1997. The NCCAM states that 75 out of 117 American Medical Schools now offer courses in alternative medicine, educating Western doctors in herbal medicine, etc. However, it must be recognized that competition is growing as well.

Our Strategy and Business Plan

       Our physicians are directing the Company’s attention toward integrating preventative and Western medicine in helping to increase health and wellness, and utilizing supplements to help treat chronic illnesses where no safe pharmaceutical alternative exists. This is especially true of chronic illnesses where conventional Western medicines focus primarily on treating the symptoms and are usually costly, and often have ill side effects. In general, nutritionals such as those the Company markets, do not provide such a quick symptom relief as conventional prescription drugs, but work to address and cure the underlying cause of the illness, which is in our opinion necessary for good health maintenance and longevity. Traditional treatment offered by Western medicine may be enhanced by this approach.

       The Company’s physicians recognize the importance of conventional Western medicine as well as believe that natural supplements have beneficial effects in treatment and prevention of many chronic illnesses.

       Sierra Medicinals products are not effective for all patients. Chronic illnesses are, in many cases, long lasting and complex, as for example, arthritis, where one formula is not of value for all cases. Similarly, Sierra Medicinals products are not satisfactory in many cases.

       Each formula, the sum of its tested ingredients, has been tested by our doctors. There have been no ill side effects reported. All testing has been done in the United States and in accordance with US government standards. All are available over-the counter, and as such, have not been tested nor approved by the Federal Drug Administration ("FDA"), but do meet all appropriate government standards and regulations.

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

       Principals of our company have had a special interest in Chinese products and Chinese approach to treatment of diseases. Dr. Steven Rosenblatt, President of Sierra Medicinals, is a Western-trained medical doctor, who also trained in China in acupuncture and was the first licensed American to practice acupuncture in the United States. He is a member of the national examining board for acupuncture schools and a known lecturer on Chinese herbal medicine. Dr. August Reader III is a well-known ophthalmologist with the Pacific Eye Institute in San Francisco and a recognized authority on the use of natural herbal medicines in the practice of ophthalmology. Similarly, each medical director of the Company (i.e. Dr. Hector Rodriguez, Dr. Joel Feinstein, Dr. Seymour Levine and Dr. Avner Mandel) is a Western trained medical doctor who has applied alternative medicine in his practice. Herman Rappaport has served with the U.S. Department of Commerce, as an advisor on Foreign Trade for almost 12 years and has studied the use of alternative medicine and foreign practices in medicine in Russia and in China, as well as in the United States.

       Our network of American doctors consists at present of physicians trained in Western medicine and on the staffs of or teaching in or have taught in Cedars-Sinai Medical Center, UCLA Medical School, and others. The doctors are also the shareholders of the Company and some of them also serve as the officers and directors of the Company. The doctors provide us with the information and findings beneficial to the development of our products on per project bases, as may be requested by the Company. The doctors do not have a contractual duty to provide us with such information but they do it voluntarily in an effort to make the Company successful.

       Sierra’s president, Dr. Steven L. Rosenblatt, Ph.D, L.Ac., is the lead spokesman for The Company’s new weight loss supplement, Sierra Slim. Dr. Rosenblatt is also the co-author with the well-known science writer, Cameron Stauth, of The Starch Blocker Diet, published by Harper Collins. The new starch blocker product and book Have been promoted in the media on some 400 television, radio, and print advertising, as well as major industry conventions.

Our Strategic Plan

       StarMed Wellness Center is our concept that offers total wellness to clients. Its doctors also offer reactive medical services to correct existing medical problems often at their very beginning before they become difficult and costly to treat. Clients also have available doctor prescribed preventative medicine and tested vitamins. In our strategic plan we have developed several phases set forth below.

Phase 1

       StarMed Wellness Center project proved its total health concept of preventative medicine under the leadership of Dr. Steven Rosenblatt, a practicing physician and president of Sierra Medicinals, Inc. Dr. Rosenblatt and the Company’s initial efforts were directed to the research and formulation of medicinal supplements for the growing aging population. Recognizing the increasing danger to American health of overweight, Dr. Rosenblatt co-authored the Harper Collins book, The Starch Blocker Diet, for weight loss, with well-known science writer Cameron Stauth, presently in its 6th printing, with a paperback edition printed in February, 2005.

       Dr. Rosenblatt has appeared nationwide, as well as internationally in Europe, China and Australia, since the book’s publishing on over 400 radio, TV talk shows and print media interviews as well as product conventions, as a medical authority on weight loss and wellness.

       Dr. Hector Rodriquez, a director of the Company and practicing medical specialist has appeared on Spanish television answering call-in health questions. The Starch Blocker Diet has been translated into Spanish under Dr. Rodriquez, director for the Hispanic market.

       Dr. August Reader, a neuro-ophthalmologist and originator of the Company’s product for aging eyesight is a well known medical authority and lecturer in the United States, Japan and elsewhere on integrated medicine.

       Perrigo Industries, the manufacturer and distributor of medical supplements is marketing to Wal-Mart, CVS, Target and all other mass markets the Dr. Rosenblatt brand starch blocker, licensed by StarMed. Perrigo plans to mass market a new appetite suppressant as its second product under the Dr. Rosenblatt brand label. Perrigo has expressed considerable interest in marketing a third product for inflammation under our company license, however, no agreement has been reached yet by the parties.

       The Company has contracted to have Threshold Enterprises market Company products to health food stores beginning in April, 2005.

       Lexxus International has an exclusive right to multi-level market internationally a Sierra weight loss product formulated by the Company.

       Syndicated radio programs advertising Sierra’s products are currently starting.

       The website, www.sierramed,com, is marketing company supplements directly to consumers.

Phase 2

       StarMed Wellness Centers’ business plan is unique. It is the first business model designed to be a national chain of Wellness Centers operated exclusively by medical doctors and focused on preventative medicine and total wellness. Billions are spent every year to control overweight primarily for cosmetic reasons, only recently has it been determined that overweight is a serious health problem often leading to diabetes, heart disease and other illnesses. Similarly stress, is now being recognized as contributing to serious health problems as well. Both conditions are recognized by the Wellness program, whereas most medical practices don’t have the time or inclination to deal with these underlying causes of poor health.

       StarMed Wellness Centers’ primary market is today’s aging baby boomers, all seeking to look and feel better as well as slow their aging process. We believe that wellness has universal appeal. Everyone wants to live longer and in good health. People today are better educated and are demanding more effective medicine that is affordable and safe, without dangerous side effects.

       StarMed Centers are designed to appeal to clients at all income levels. An increasing number of supplemental medical treatments offered by StarMed are covered by health insurance, expanding the number of persons who can afford StarMed Centers for a continuing, life-long need.

       StarMed Centers in addition to clients, brings together participants. Medical doctors are looking for an alternative to the restrictions of health insurance, and the time consuming demands of government regulations. The great majority of doctors are calling for the right to practice without non-medical constrains. Most also look for increased incomes, which are offered through participating in the StarMed Wellness Center plan. Similarly, insurance has begun to recognize the value in prevention, that preventing illness is more profitable than paying for full-blown, long lasting health problems. Because of this, we expect preventative treatments to soon be covered by health insurance. The coverage will vary depending on the insurance company.

       The StarMed Wellness Centers Proof of Concept, developed by Dr. Rosenblatt’s medical clinic and affiliated clinics, is being carried into the Company’s prototype. StarMed is currently seeking to acquire real estate for its prototype Wellness Center. The prototype is to be located convenient to corporate headquarters and close to the practices of Company doctors, most of whom are staff members of Cedars Sinai Medical Center, UCLA Medical Hospital and St. John’s Hospital.

     The prototype center is to be attractive and inviting to clients with an upscale feel. Its design will promote relaxation employing warm colors, tranquil music and fresh, soothing aromas. The objective is to have the client feel cared for and catered to, to promote a sense of well-being.

a.     Wellness Centers are intended to produce revenue from diagnostic fees as well as from specialty treatments of existing problems. Clients seeking total wellness may also require treatments, e.g., chronic pain, etc. for existing conditions. All fee schedules have been based on Phase 1 clinical practices. Many such additional treatments are expected to be covered by insurance as well as the products prescribed by the client’s medical doctor. Revenues are based on existing clinic practices and charges. Additional revenues are expected to be received from medicinals, supplements, and dietary foods, etc. carried by the centers and doctor prescribed for clients.

b.     Sierra Products are intended to provide a revenue stream from Sierra nutritional supplements, nutraceuticals, etc. sold to mass markets, health food stores and direct to consumers. Also revenue is anticipated from Sierra product private labeling to mass markets, health food stores and direct to consumers.

c.     SierraMed Publishing is expected to generate a modest income stream while providing low-cost marketing tools for Sierra products. The Starch Blocker Diet has been translated into Spanish for the Hispanic market, to promote our Dr. Rosenblatt weight loss product in that market. Agreement has been made with a German publisher to translate the book into German. Happy Health Dogs has been published to support the Company’s animal products. Preliminary efforts are underway for a book to introduce a new line of anti-inflammatory products.

Phase 3

       StarMed Wellness Centers are expected, once the prototype is constructed, to develop 4 additional Centers in the following locations: Santa Barbara, San Fernando Valley, Anaheim, and Hawaii. No specific plans have been made yet at this time for such construction.

       The Company’s initial objective is to acquire existing medical clinics as well as MRI clinics, weight loss gyms, etc. It should be noted that there will be a time overlap with the development of the prototype. The acquisition of an existing medical facility will require less alteration to meet the Company’s criteria than acquisitions requiring rebuilding.

       StarMed’s experience with Hispanic clinics highlights the opportunity to expand client core to include ethnic communities. The need for preventative medical services is even greater in ethnic communities and StarMed Centers are to be located to make Wellness available to all.

       The number of Sierra products is expected to be expanded to include FDA dietary foods as well as a line of nutraceuticals that the Company has formulated to replenish the body with essential elements that prescription drugs eliminate.

Phase 4

       The basic StarMed Wellness Center expects to expand nationally, with services priced to be affordable to all income levels. The prototype design will be flexible to permit expansion to serve the needs of more affluent clients or changed to serve regional needs. Hotels have expressed interest in offering StarMed’s Wellness services to their guests. Such an affiliation can expand the Company’s network of Centers rapidly.

       The Company believes that international expansion of Wellness Centers will be an opportunity. Although individual destination oriented spas are becoming widespread, there are no similar doctor managed centers focused on preventative medicine and total health. All peoples seek to improve their quality of life.

The Company’s Products

       The Company’s operation subsidiary, Sierra, is the formulator and marketer of a number of over the counter proprietary nutraceuticals formulated by Sierra doctors and addressing major health problems where conventional medicines have limited success. Sierra’s products are sold nationally in all 50 states as well as internationally. The Company has formed strategic alliances with several major companies for the marketing of its products as previously described.

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

       SierraMed JT Penetrating Cream is a new topical cream that penetrates the skin and reaches deep into the arthritic joints.

       Sierra Colon IB helps reduce symptoms related to irritable bowel syndrome. Colon IB is a blend of twenty Chinese herbs and minerals based on a successful study reviewed in the November 11, 1998 issue of JAMA.

       Sierra Slim, is a proprietary weight loss supplement based on a revolutionary patented starch blocker, Phase 2™. In 2003 UCLA completed a successful double-blind study supporting the efficacy and safety of this main ingredient, Phase 2(tm), of the Company’s product, Sierra Slim. The medical investigator’s study has been published in the March 2004 issue of Alternative Medicine Review.

       VetSlim, is our newest product, a proprietary weight loss supplement for overweight dogs based on the patented starch blocker, Phase 2™. A study was commissioned by The Company and published in the Journal of the American Holistic Veterinary Medical Association, July-September 2004.

Marketing

       The Company plans to market its products through radio, Internet, pharmacies, and doctor networks, as well as conventional print media. Each of the Company’s products will be accompanied by educational programs including research authorities and articles written by the Company’s medical specialists.

Competition

       There is expected to be limited competition for many of the Company’s niche products. There are very few products presently on the market that compete with the Company’s eyesight products. The Company is investigating the possibility of obtaining patents on these and several other products. Although there are many ointments on the market for sore muscles, we believe that our ointment that succeeds in penetrating into the arthritic joint is unique. Similarly, the Company’s colon product, based on a long accepted Chinese herbal formula, has been combined with an American high-tech development that affects the immune system and greatly enhances the effectiveness of the original formula. There are no independent studies done at this time that would prove these claims.

       Although there are other companies that distribute herbal products through similar channels, what makes us unique and competitive in this market is that we have medical doctors’ backing in research and testing of all our products.

       THORNE RESEARCH.

Thorne manufactures nutritional supplements and similar products and markets its products only to health care professionals. In fact, in marketing to professionals, Thorne may be our biggest competitor, although our products are different in nature than Thorne’s. However, Thorne tends to cater to Naturopathic Doctors, while the Company plans to market to a broader range of professionals in the medical field, in addition to other markets.

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

       Some of the companies listed above, and many other corporations in the health and nutritional or herbal supplement business for chronic disorders, are better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of differentiating the Company by marketing its products of high quality and by producing products which address needs that have not been met by our competitors’ products.

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

       Our raw materials include vitamins, minerals, and herbals supplements. Production has been by American Supplement Technologies, Inc. of Phoenix, Arizona. Raw materials are readily available from many sources, although present suppliers include Stauber, Ashland, Kelatron, AIDP, Stryka, and Nebraska Cultures. Major supplier of the Phase 2™ material is Pharmaceum Labs in New Jersey.

Patents and Trademarks

       We have the trademark "Products that work from Doctors who care" and have an application pending for "Steven L. Rosenblatt, M.D., Ph.D." and "Vet Slim and Trim".

Product Warranties

       We plan to sell all products on a 30-day money-back guarantee.

Insurance

       We plan to have product liability insurance on our products.

Research and Development

       Company doctors have developed, and intend to continue to develop and test, each of the Company’s products that are being considered to be offered to the public. All products, ingredients, and their manufacture conform to U.S. government regulations. Company medical doctors plan also to appear as spokespersons, backing the efficacy and safety of their products and also educating their audiences.

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

       The amount spent on research and development for the year ended December 31, 2004 was $0 out of the total expenditures of $534,858.

       Our current resources are sufficient for cash needs until the end of fiscal year 2005. As of December 31, 2004, the Company had on hand inventory wholesale valued at $32,970.

       At present, the Company does not have any ongoing research projects.

Employees

       The Company has 3 employees at present plus 2 part-time employees. We plan to hire on as needed basis professional level consultants, accountants, pharmacologists, staff etc.

ITEM 2. DESCRIPTION OF PROPERTY

       The Company does not own any physical properties at this time excepting office equipment and supplies.

       The Company’s corporate officers are presently located in leased office space in Century City, Los Angeles. 2029 Century Park East, Suite 1112 Los Angeles, Ca. 90067. The Company entered into a twelve month lease for office space commencing on November 1, 2003 that expired on October 31, 2004 at which point the Company paid rent on a month-to-month basis. The Company entered into a twelve month lease for office space commencing January 1, 2005 and expiring December 31, 2005. Rent expenses incurred for the years ended December 31, 2004 and 2003 was $59,417 and $39,544, respectively. Future minimum rental payments under the office lease are $59,593.

       The Company believes that such space is currently sufficient for its needs. The Company is seeking to acquire real property for its Wellness Center prototype, however, no specific plans have been made yet.

       The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $22,683 and $41,172 at December 31, 2004 and 2003, respectively.

ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Market Information

StarMed Group, Inc. common stock was approved for trading on the on the National Association of Securities Dealers Over The Counter Electronic Board on March 17, 2005. The trading symbol is “SMEG”. The closing price of the Company’s common stock as of April 7, 2005, was $1.00 per share.

       (b) Holders

As of December 31, 2004, there were 836 shareholders. A total of 1,601,635 shares of common stock out of 7,056,424 shares outstanding may be freely traded with the general public. The balance of the common stock are held by individuals and the trusts and are restricted and can only be sold pursuant to the provisions of Rule 144 adopted under the Securities Act as explained herein.

       (c) Dividends

The Company does not currently contemplate the payment of any dividend

The current policy of the Company is not to pay cash dividends but instead, to retain future earnings, if any. to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

       (d) Sales of Unregistered Securities.

In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants have a life of 2 years and will expire in June 2004. Such warrants have been cancelled.

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

On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

The shares issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The securities were issued with restrictive legends.

ITEM 6. PLAN OF OPERATION

Forward-Looking Statements

       This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "feel," "confident," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions and involve risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

       The Company’s products include two products to help problems with eyesight, one product to help those suffering from arthritis, one products for colon distress and two products for weight loss. The Company’s physicians have formulated several levels of nutritionals for different levels of each patient’s need.

       The Company recognizes the need for product education not only to the public, but also to doctors who are not trained in alternative medicine. The Company, therefore, has as one of its primary efforts, the preparation of educational material, including research data to support its products.

       The Company has engaged the services of two medical authors to write two books on illnesses that effect the general public. The Company plans to produce and market the products that help alleviate the problems discussed in the books

Results of Operations for fiscal years 2004 and 2003

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

       TOTAL REVENUES. The Company’s total sales increased to$1,742,351 in the fiscal year ended December 31, 2004 as compared to $581,212 sales in fiscal 2003. This dramatic increase resulted from the agreement entered with NHTC, Inc.

       Operating revenues derived by the Company’s from the sales of its products were to $1,742,351 compared to $581,212 revenues in fiscal 2003.

       Revenues for the Company’s from royalty payments in 2004 totaled $104,776 compared to $124,101 in fiscal 2003, representing a decrease of 16%. Royalty revenues as a percentage of total revenues decreased from 21% to 6% in 2004 as compared to 2003. This resulted from the increase in sales derived from NHTC agreement.

       TOTAL EXPENSES. The Company’s total expenses for the fiscal year ended December 31, 2004 totaled $534,858 compared to $200,035 in the fiscal year ended December 31, 2003, representing an increase of 167% due to expenses related to increased NHTC sales. Total operating expenses, after taking into account all corporate expenses, were 30% of total operating revenues as compared to 34% of last year. This reflects the increased costs incurred by the Company as it started to derive revenues from its operations.

       NET INCOME (LOSS). The Company had a net loss of $(99,877) for the fiscal year ended December 31, 2004, compared to a net income of 367,394 for the fiscal year ended December 31, 2003, representing an decrease of 127%. The loss reflects the increased costs incurred by the company as it started to derive revenues from its operations in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had a cash balance of $72,708 at December 31, 2004 as compared to $247,288 at December 31, 2003.

       The Company had positive working capital at December 31, 2004. The Company has been able to borrow and raise sufficient capital to continue operations.

       In 2002, the Company had a $400,000 convertible note payable with an interest rate at 10% per annum which matured on August 31, 2003.

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company’s common stock. The Company’s liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003. See Notes to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Starmed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Starmed Group, Inc. and its subsidiary, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmed Group, Inc. and its subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

March 18, 2005
Irvine, California

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003

Current assets:
Cash	$72,708	$247,288
Accounts receivable	16,561	20,215
Inventory	32,970	45,493
Prepaid expenses	2,113	5,946

Total current assets	124,352	318,942

Equipment and furniture:
Office furniture and computers	65,063	65,063
Accumulated depreciation	(30,438)	(21,142)

Total equipment and furniture	34,625	43,921

Deferred tax asset	105,000	105,000
Deposits	5,266	6,313

Total assets	$269,243	$474,176

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,381	$133,527
Accrued expenses	334,105	355,848
Income tax payable	25,400	-
Capital lease obligation - current portion	15,808	18,200

Total current liabilities	396,694	507,575

Long term debt:
Capital lease obligation - less current portion	6,875	22,972

Total long term debt	6,875	22,972

Total liabilities	403,569	530,547

Commitments	-	-
Shareholders’ equity:
Common stock (par value $0.01) 50,000,000 shares
authorized; 7,056,424 and 6,936,424 shares issued and
outstanding at December 31, 2004 and 2003, respectively	70,564	69,364
Additional paid in capital	109,646	88,924
Accumulated deficit	(314,536)	(214,659)

Total shareholders’ deficit	(134,326)	(56,371)

Total liabilities and shareholders’ equity (deficit)	$269,243	$474,176

The accompanying notes are an integral part of these financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales	$1,742,351	$581,212
Cost of sales	(1,405,861)	(364,011)

Gross profit	336,490	217,201
Revenue from royalties	104,776	124,101

Total net revenues	441,266	341,302

Compensation	240,555	46,200
Professional fees	39,131	61,521
Accounting fees	36,195	7,678
Office	57,120	9,892
Donations	27,915	-
Rent	59,417	39,544
Insurance	18,028	8,135
Advertising, marketing and promotion	46,212	17,011
Depreciation	9,297	9,297
Travel	988	757

Total expenses	534,858	200,035

Income (loss) from operations	(93,592)	141,267
Forgiveness of debt	-	178,382
Interest expense	(5,385)	(31,855)

Income (loss) before income taxes	(98,977)	287,794
Benefit (provision) for income taxes	(900)	79,600

Net income (loss)	$(99,877)	$367,394

Net income (loss) per share - basic	$(0.01)	$0.07

Net income (loss) per share - diluted	$(0.01)	$0.07

Weighted average number of shares outstanding - basic	7,050,753	5,217,636

Weighted average number of shares outstanding - diluted	7,050,753	5,492,636

The accompanying notes are an integral part of these financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock

	Number of	Par Value $0.01		Accumulated
	Shares	per Share	Paid in Capital	Deficit	Total

Balance at December 31, 2002	4,962,384	$49,624	$88,924	$(582,053)	$(443,505)

Conversion of note payable to common shares	82,300	823	-	-	823

Common shares issued for compensation for
services rendered in September and December
2003 valued at $0.01 per share	1,891,740	18,917	-	-	18,917

Net income	-	-	-	367,394	367,394

Balance at December 31, 2003	6,936,424	69,364	88,924	(214,659)	(56,371)

Common shares issued for services in January
2004, valued at $0.01 per share	110,000	1,100	-	-	1,100
Common shares issued for cancellation of
contract in exchange for accounts payable in
March 2004, values at $2.08 per share.	10,000	100	20,722	-	20,822

Net loss	-	-	-	(99,877)	(99,877)

Balance at December 31, 2004	7,056,424	$70,564	$109,646	$(314,536)	$(134,326)

The accompanying notes are an integral part of these financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(99,877)	$367,394
Adjustments to reconcile net (loss) to net cash:
Depreciation	9,297	9,297
Forgiveness of debt	-	(178,382)
Shares issued for compensation and services	1,100	18,917
Donation of inventory	27,915	-
(Increase) decease in operating assets:
Accounts receivable	3,653	(20,215)
Inventory	(15,392)	(4,628)
Prepaid expenses	3,833	(3,278)
Deferred income taxes	-	(105,000)
Deposits	1,047	(6,313)
Increase (decrease) in operating liabilities:
Accounts payable	(91,324)	110,772
Accrued expenses	(21,743)	36,017
Income tax payable	25,400	-

Net cash provided by ( used in) operating activities	(156,091)	224,581

Cash flows from financing activities:
Accrual of interest on note payable	-	22,356
Capital lease	(18,489)	(6,125)

Net cash provided by (used in) financing activities	(18,489)	16,231

Net increase (decrease) in cash	(174,580)	240,812

Cash, beginning of period	247,288	6,476

Cash, end of period	$72,708	$247,288

Supplemental information on non-cash investing
and financial activities:
Conversion of note payable to common shares and accrued expenses	$-	$467,255

Stock issued for compensation and services	$1,100	$18,917

Supplemental cash flow information:
Cash paid during the year for:
Payments of interest	$5,385	$-

Stock issued in exchange for accounts payable	$20,822	$-

The accompanying notes are an integral part of these financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.      HISTORY AND ORGANIZATION OF THE COMPANY

The Company develops and sells high quality natural medicines. The Company’s products are formulated by medicinal doctors as the result of scientific research. The current product line includes Sierra Slim, a starch blocker and natural weight loss product, Sight D for the slowing of degeneration of eye tissue and Sight W which promotes blood circulation to the optic nerve, Colon IB for the relief of symptoms from irritable bowel syndrome and JT Penetrating Cream to help relieve arthritis joint pain. Royalty revenue is from formulas for the herbal health products.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Sierra Medicinals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

       Revenue Recognition

The company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonable assured.

During 2004 and 2003, the Company had sales of approximately $40,000 and $78,000, respectively, to customers through the Company’s website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.

During the year ended December 31, 2004, the Company disposed of expired inventory totaling $27,915 through a donation to a not-for-profit organization.

Equipment and Furniture

Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years. The Company has acquired its computers under a capital lease.

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

       Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2004 and 2003, the Company incurred advertising expense of $40,559 and $8,651 respectively.

       Earnings Per Share

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

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentrations

During 2004 and 2003, a single customer accounted for 97% and 70% of sales, respectively.

During 2004 and 2003, products purchased from a manufacturer accounted for approximately 96% and 91% of purchases, respectfully.

3.     CORPORATE CREDIT CARD

The Company has available up to $21,000 on an unsecured corporate credit card. The minimum payment due was $211 as of December 31, 2004. The Company had an outstanding balance of $10,040 as of December 31, 2004, which is included in accounts payable.

4.      LONG TERM DEBT

       Note Payable

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company’s common stock. The Company’s liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

4.      LONG TERM DEBT (Continued)

       Capital Lease

The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $22,683 and $41,172 at December 31, 2004 and 2003, respectively.
The equipment under capital lease is as follows:

	December 31, 2004	December 31, 2003

Computers	$62,575	$62,575
Less: accumulated depreciation	(29,262)	(20,322)

	$33,313	$42,253

Minimum future minimum lease payments under the capital lease as of December 31, 2004 are as follows:

For the year ended December 31,

2005	$17,679
2006	7,366

Total minimum lease payments	25,045
Less: amount representing interest	(2,362)

Present value of total minimum lease payments	22,683
Less: current portion	(15,808)

Long term portion	$6,875

5.      CAPITAL STOCK

In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants had a life of 2 years and will expire in June 2004.

On September 25, 2003, the Company issued 804,381 common shares for services rendered and also as retainer fees valued at $8,044.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

5.      CAPITAL STOCK (Continued)

On December 31, 2003, the Company issued 1,000,000 common shares for compensation to its officers valued at $10,000. The Company also issued 87,359 common shares for services rendered valued at $873.

On January 13, 2004, the Company issued 110,000 Common shares for services rendered valued at $1,110.
On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

6.      INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

	December 31, 2004	December 31, 2003

Federal statutory tax	(34.0%)	34.0%
State taxes, net of federal tax	(5.83%)	8.8%
Valuation allowance	39.53%	(70.5%)

Effective income tax rate	-	(27.7%)

The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

The Company had available approximately $320,000 and $221,000 of unused federal operating loss carry-forwards at December 31, 2004 and 2003, and $608,000 and $508,000 of unused state operating loss carry-forwards at December 31, 2004 and 2003 that may be applied against future taxable income. The State of California suspended the use of net operating loss carry-forwards for tax years 2002 and 2003.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 a valuation allowance for $203,000 was recorded due to uncertainties as to the amount of taxable income that would be generated in future years and therefore limited the recognition of the income tax benefit as of December 31, 2002. The Company restored the entire valuation allowance in 2003, as the Company began utilizing the net operating losses. However, the Company provided a valuation allowance for the $39,000 increase in deferred tax assets as of December 31, 2004.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

6.      INCOME TAXES (Continued)

The (provision) benefit for income taxes consists of the following as of December 31:

2004	2003

Current:
Federal	$-	$-
State	(900)	(25,400)

Deferred:
Federal	34,000	(98,000)
State	5,000	-

Total (provision) benefit before valuation allowance	38,100	(123,400)

Change in valuation allowance	(39,000)	203,000

Total (provision) benefit	$(900)	$79,600

       The components of the net deferred income tax asset are as follows as of December 31:

	2004	2003

Deferred income tax assets:
Net operating loss carry forward	$144,000	$105,000

	144,000	105,000

Deferred income tax asset, net before valuation
allowance	144,000	105,000
Less: valuation allowance	(39,000)	-

Deferred income tax asset, net	$105,000	$105,000

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

7.      OFFICE LEASE

The Company entered into a twelve month lease for office space commencing on November 1, 2003 that expired on October 31, 2004 at which point the Company paid rent on a month-to-month basis. The Company entered into a twelve month lease for office space commencing January 1, 2005 and expiring December 31, 2005. Rent expenses incurred for the years ended December 31, 2004 and 2003 was $59,417 and $39,544, respectively. Future minimum rental payments under the office lease are $59,593.

8.      RELATED PARTY TRANSACTIONS

The Company owes two shareholders a total of $42,344 in expense reimbursements as of December 31, 2004 and 2003, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of December 31, 2004 and 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING DISCLOSURE

The Board of Directors of StarMed Group, Inc. approved the engagement of Mendoza Berger & Company, LLP ("MBC") on January 4, 2003 to serve as the Company’s independent public auditor and to conduct the audit of the Company’s financial statements for the fiscal year 2002 and accepted the resignation of its independent public auditor of record, William D. Lindberg, CPA. William D. Lindberg, CPA resigned as the Registrant’s independent public auditor as of January 4, 2003. Mr. Lindberg ceased operations in 2003.

The audit report provided by the Registrant’s previous auditor, William D. Lindberg, CPA for the fiscal years ended December 31, 2000 and 2001, did not contain any adverse opinion or disclaimer of opinion nor was any report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant’s two most recent fiscal years ending December 31, 2000 and 2001, and the interim period from January 1, 2002 through January 4, 2003, there have been no past disagreements between the Registrant and William D. Lindberg, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The Board of Directors of the Company approved the engagement of William D. Lindberg, CPA ("WL") on March 20, 2002 to serve as the Company’s independent public auditor and to conduct the audit of the Company’s financial statements for the fiscal years 2000 and 2001. The decision resulted from the fact that the previous auditor, Bharti Sudan, CPA, informed the Company that she was resigning as the Company’s auditor for reasons unrelated to the Company.

The audit reports provided by the Company’s previous auditor, Bharti Sudan, CPA, for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Bharti Sudan, CPA, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure prior to the engagement of WL.

ITEM 8-A. CONTROLS AND PROCEDURES

       Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

       During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The following individuals are officers and/or directors of the Company:

Name and Age		Current Position	Director Since	Officer Since

Herman H. Rappaport	88	President, CEO, Director	December 18, 1969	December 18, 1969

Dr. Steven L. Rosenblatt	58	Exececutive Vice President and Director	February 23, 2000	February 25, 2000

Dr. Hector Rodriguez	61	Vice President and Director	February 23, 2000	February 23, 2000

Dr. Avner Manzoor-Mandel	56	Vice President and Director	February 23, 2000	February 23, 2000

Dr. Joel Feinstein	56	Vice President and Director	February 23, 2000	February 23, 2000

Dr. Semour Levine	62	Director	June 18, 2002

       Each director’s term will expire on next annual meeting. The date of the next annual meeting of the shareholders was set by the Board of Directors to be December 16, 2005 to vote on the length of the directors and executive officers’ terms. Directors are not compensated for their services.

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

       Mr. Rappaport’s business experience over the past 5 years consisted of organizing and managing StarMed Group and Sierra Medicinals, working on the establishment of formulas, and providing for the testing and marketing of the same, also in preparing the design of the labels and brochures, and in general running the office. Mr. Rappaport was also instrumental in establishing a group of 13 medical doctors including medical authorities in ophthalmology, gastroenterology, and other medical specialties, plus advisors in U.S. government, Chinese government, and Latin America medicine, whose advise would be used for the benefit of the Company. Mr. Rappaport also arranged for travel to China with the medicinal director, August Reader III, and Helen Burroughs, an expert in Chinese foreign trade. In Beijing, the group met with Ambassador Li Dayou’s former representatives on trade with the United States, Tao Wuxin and Zu Ji. Mr. Rappaport was and continues to be responsible for all the Company’s business efforts, from its start, providing office facilities until September, 2001, directing production, to arranging for marketing.

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

       Dr. Semour Levine, Director, an advisor on Rheumatology. Dr. Levine is in private practice of Rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the John Hopkins University. Dr. Levine is a member of the President’s Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

COMMITTEES

The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, has been filed together with this report with the Securities and Exchange Commission. It will be available on our Website, at www.sierramed.com in approximately thirty days.

       We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

       Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

       Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2004 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2004, all Section 16(a) filing requirements applicable to our reporting persons were met although some of the reports may have been late.

ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2004 shown below.

Summary Compensation Table

Name and	Year	Salary	Bonus	Other	Restricted	Options	LTIF	Other
Position				Compensation	Stock (1)

Herman Rappaport *	2004	90,192	-0-	-0-	-0-	-0-
	2003	18,000	-0-	-0-	500,000	-0-
President & CEO	2002	40,500**	-0-	-0-	-0-	-0-

Dr. Steven Rosenblatt	2004	84,378	-0-	-0-	-0-	-0-
	2003	18,000	-0-	-0-	500,000	-0-
Executive Vice President	2002	40,500**	-0-	-0-	-0-	-0-

Dr. Hector Rodriguez	2004	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	22,453	-0-
Vice President	2002	-0-	-0-	-0-	-0-	-0-

Dr. Joel Feinstein	2004	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	22,453	-0-
Vice President	2002	-0-	-0-	-0-	-0-	-0-

Dr. Avner Manzoor-Mandel	2004	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	22,453	-0-
Vice President	2002	-0-	-0-	-0-	-0-	-0-

*

Additionally, Herman Rappaport holds 2,727,000 shares of common stock in the Rappaport Family Trust which was issued in 1987 and prior to the issuance of the 500,000 shares issued to Herman Rappaport and noted above. In addition, 100,000 shares are held by Mr. Rappaport’s daughter, Susan Harris

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

       The following table sets forth for each of the named executives certain information concerning stock and stock options granted during fiscal 2004.

Name and Position	Number of Securities	% of Total Options
	Underlying	Granted to	Exercise Price	Expiration
	Options	Employees	per Share	Date

Herman H. Rappaport	0	0	$0	N/A
Dr. Steven Rosenblatt	0	0	$0	N/A
Dr. Hector Rodriguez	0	0	$0	N/A
Dr. Joel Feinstein	0	0	$0	N/A
Dr. Avner Manzoor-Mandel	0	0	$0	N/A

COMPENSATION OF DIRECTORS

       The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

       There are no employment agreements with the Company’s key employees at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2004 with respect to the beneficial ownership (as such term is defined under Section 13 (d) of the Securities Act of 1934 as amended of the common stock by (i) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (ii) each director of the Company, (iii) the named officers, and (iv) all executive officers of the Company as a group.

Name, Position and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership (1)	Class

Herman H. Rappaport (2) (3)	3,920,489	55.56%
President, CEO and Director

Dr. Steven L. Rosenblatt	725,000	10.27%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)	90,000	1.28%
Vice-President and Director

Avner Manzoor-Mandel(2)	90,000	1.28%
Vice-President and Director

Dr. Joel Feinstein (2)	90,000	1.28%
Vice-President and Director

Dr. Seymour Levine (2)	10,000	*%
Director

All Other Officers and Directors	4,925,489	69.80%
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

(2)	C/o Company’s address: 2029 Century Park East, Suite 1112, Los Angeles, California 90067.

(3)

3,210,489 shares are held by Herman and Rhoda Rappaport Living Trust, Susan Harris Trustee, are deemed to be beneficially owned by Mr. Rappaport with respect to the voting and investment power of such shares.

There are no outstanding options or warrants. The number of shares of common stock outstanding as of December 31, 2004 was 7,056,424.

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

       Shareholder Loans

       The Company owed a director, officer and shareholder $31,345 and $28,425 in expense reimbursements as of December 31, 2003 and 2002, respectively. The Company owes two shareholders a total of $42,344 in expense reimbursements as of December 31, 2004 and 2003, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of December 31, 2004 and 2003.

ITEM 13. EXHIBITS

(a) Exhibits.

The following exhibits of the Company are included herein.

Exhibit
Number	Description

2.1	Certificate of Merger of StarMed Group, Inc.*

3.1	Articles of Incorporation of Port Star Industries, Inc.*

3.2	Amendment to the Articles of Incorporation of Port Star, Industries, Inc.*

3.3	Amendment to the Articles of Incorporation of Energy Dynamics, Inc.*

3.4	Amendment to the Articles of Incorporation of StarMed, Inc. (Arizona)*

3.5	Certificate of Revival of StarMed Group, Inc. (Nevada)*

3.6	Certificate of Reinstatement of Heathercliff Group, Inc.*

3.7	Bylaws*

10.1	Loan Agreement*

10.2	Memorandum of Understanding with Natural Health Trends Corporation*

10.3	License Agreement with L. Perrigo Company.*

10.4	Customer Interaction Service Agreement*

21.	Subsidiaries of the Registrant

31.	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

32.	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
---------------------
* Previously filed with the Securities and Exchange Commission as exhibits to the registration statement on Form 10-SB, subsequent amendments and reports.

ITEM 14. PRINCIPAL FEES AND SERVICES.

       Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

       Audit Fees: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $36,195 and $7,672.59 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2004 and 2003, respectively.

       Tax Fees: None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2005.

STARMED GROUP, INC.

By:	/s/ Herman Rappaport
Herman Rappaport
President, CEO and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herman Rappaport	President, CEO and Director	Date: 4/13/05
Herman Rappaport	(principal executive officer)

/s/ Dr. Steven L. Rosenblatt	Executive Vice- President and Director	Date: 4/13/05
Dr. Steven L. Rosenblatt

/s/ Dr. Hector Rodriguez	Vice President and Director	Date: 4/13/05
Dr. Hector Rodriguez

/s/ Dr. Avner Manzoor-Mandel	Vice President and Director	Date: 4/13/05
Dr. Avner Manzoor-Mandel

/s/ Dr. Joel Feinstein	Vice President and Director	Date: 4/13/05
Dr. Joel Feinstein

/s/ Dr. Seymour Levine	Director	Date: 4/13/05
Dr. Seymour Levine

SIERRA MEDICINALS, INC.
By: Dr. Steven Rosenblatt

Dr. Steven Rosenblatt per HR
2029 Century Park East, Suite 1112, Los Angeles, CA 90067