Form 10QSB
period 2005-03-31
STARMED GROUP INC
filed 2005-05-23
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

             [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 2005

             or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

As of March 31, 2005, there were 9,076,424 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No   X

TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Consolidated Balance Sheets	F-2
(b)	Consolidated Statements of Operations	F-3
(c)	Consolidated Statement of Shareholders' Equity (deficit)	F-4
(d)	Consolidated Statements of Cash Flows	F-5
(e)	Notes to Consolidated Financial Statements	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures		4

PART II. OTHER INFORMATION		5

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES		11

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

March 31, 2005		December 31, 2004
Current assets:
Cash	$6,645	$72,708
Accounts receivable	12,949	16,561
Inventory	31,016	32,970
Prepaid expenses	2,045	2,113

Total current assets	52,655	124,352

Equipment and furniture:
Office furniture and computers	65,063	65,063
Accumulated depreciation	(32,762)	(30,438)

Total equipment and furniture	32,301	34,625

Deferred tax assets	-	105,000
Deposits	5,016	5,266

Total assets	$89,972	$269,243

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,634	$21,381
Accrued expenses	334,105	334,105
Income tax payable	25,400	25,400
Capital lease obligation - current portion	16,287	15,808

Total current liabilities	398,426	396,694

Long term debt:
Capital lease obligation - less current portion	2,620	6,875

Total long term debt	2,620	6,875

Total liabilities	401,046	403,569

Shareholders' equity (deficit):
Common stock (par value $0.01) 50,000,000 shares authorized;
9,076,424 and 7,056,424 shares issued and outstanding at
March, 31, 2005 and December 31, 2004, respectively	90,764	70,564
Additional paid in capital	109,646	109,646
Accumulated deficit	(511,484)	(314,536)

Total shareholders' equity (deficit)	(311,074)	(134,326)

Total liabilities and shareholders' equity (deficit)	$89,972	$269,243

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,
	2005	2004

Sales	$6,204	$1,395,288
Revenues from royalties	11,445	20,062

Total revenues	17,649	1,415,350

Cost of sales	4,707	1,130,851

General, selling and administrative expenses:
Compensation	58,113	32,635
Salaries	-	12,285
Professional fees	14,967	10,314
Accounting fees	4,519	11,335
Office	3,356	14,721
Rent	14,898	14,868
Insurance	5,085	2,219
Advertising, marketing and promotion	565	22,723
Depreciation	2,324	2,324
Travel	133	48
Other expense	-	27,371

Total general, selling and administrative expenses	103,960	150,843

Total expenses	108,667	1,281,694

Income (loss) from operations	(91,018)	133,656
Interest expense	(930)	(1,633)

Income (loss) before income taxes	(91,948)	132,023
Provision for income taxes	(105,000)	(59,000)

Net income (loss)	$(196,948)	$73,023
Net income (loss) per share - basic	$(0.02)	$0.01
Net income (loss) per share - diluted	$(0.02)	$0.01
Weighted average number of shares outstanding - basic	8,865,313	7,037,499
Weighted average number of shares outstanding - diluted	8,865,313	7,312,499

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

Common Stock
					Total
					Shareholders
Number of		Par Value	Paid in	Accumulated	Equity
Shares		($0.01)	Capital	Deficit	(Deficit)

Balance at December 31, 2003	6,936,424	$69,364	$88,924	$(214,659)	$(56,371)

Common shares issued for services in
January 2004, valued at $0.01 per share	110,000	1,100	-	-	1,100

Common shares issued for cancellation
of contract and in exchange for
accounts payable in March 2004,
valued at $2.08 per share.	10,000	100	20,722	-	20,822

Net loss	-	-	-	(99,877)	(99,877)

Balance at December 31, 2004	7,056,424	70,564	109,646	(314,536)	(134,326)

Common shares issued for services in
January 2005, valued at $0.01 per share	2,020,000	20,200	-	-	20,200
Net loss	-	-	-	(196,948)	(196,948)

Balance at March 31, 2005	9,076,424	$90,764	$109,646	$(511,484)	$(311,074)

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(196,948)	$73,023
Adjustments to reconcile net income (loss)to net cash:
Depreciation	2,324	2,324
Deferred tax assets	105,000	59,000
Shares issued for services	20,200	1,100
(Increase) decease in operating assets:
Accounts receivable	3,612	98
Inventory	1,954	29,583
Prepaid expenses	68	-
Deposit	250	(1,078)
Increase (decrease) in operating liabilities:
Accounts payable	1,253	359,559
Accrued expenses	-	(54)

Net cash provided (used) by operating activities	(62,287)	523,555

Cash flows from financing activities:
Capital lease payments	(3,776)	(6,119)

Net cash provided (used) by financing activities	(3,776)	(6,119)

Net increase (decrease) in cash	(66,063)	517,436

Cash, beginning of period	72,708	247,288

Cash, end of period	$6,645	$764,724

Supplemental information on non-cash investing and financial activities:
Stock issued for compensation and services	$20,200	$1,100

Stock issued in exchange for accounts payable	$-	$20,822

Supplemental cash flow information:
Cash paid during the period for:
Payments of interest	$930	$1,633

See accompanying notes to financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      HISTORY AND ORGANIZATION OF THE COMPANY

The Company develops and sells high quality natural medicines. The Company's products are formulated by medicinal doctors as the result of scientific research. The current product line includes Sierra Slim, a starch blocker and natural weight loss product, Sight D for the slowing of degeneration of eye tissue and Sight W which promotes blood circulation to the optic nerve, Colon IB for the relief of symptoms from irritable bowel syndrome and JT Penetrating Cream to help relieve arthritis joint pain. Royalty revenue is from formulas for the herbal health products.

The Company has completed its Proof of Concept to develop a national chain of Wellness Centers, whereby each is managed by doctors, with a focus on preventative, integrated medicine with the objective of total health wellness.

The Company's research was based on the application by practicing doctors of medical diagnoses and procedures, integrated with medicinals, supplements and personal physician supervision.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS FOR PRESENTATION

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Sierra Medicinals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonable assured.

During the three months ended March 31, 2005 and 2004, the Company had sales of approximately $2,946 and $22,392, respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the three months ended March 31, 2005 and 2004, the Company incurred advertising expense of $565 and $22,723 respectively.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

Concentrations

During the three months ended March 31, 2005 and 2004, a single customer accounted for 0% and 98% of sales, respectively.

During the three months ended March 31, 2005 and 2004, products purchased from a manufacturer accounted for approximately 0% and 97% of purchases, respectfully.

3.     GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principals generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained significant recurring operating losses and has limited capital resources. Continuation of the Company as a going concern is contingent upon the ability of the Company to expand its operations, generate increased revenues, and secure additional sources of financing. However, there is no assurance that the Company will realize the necessary capital for expansion.

4.     CORPORATE CREDIT CARD

The Company has available up to $22,500 on an unsecured corporate credit card. The minimum payment due was $205 as of March 31, 2005. The Company had an outstanding balance of $9,699 and $10,040 as of March 31, 2005 and December 31, 2004, respectively, which is included in accounts payable.

5.      LONG TERM DEBT

Note Payable

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. As of the date of the transaction there was no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.      LONG TERM DEBT (Continued)

Capital Lease

The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate at $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $18,907 and $22,683 at March 31, 2005 and December 31, 2004, respectively.

The equipment under capital lease is as follows:

	March 31, 2005	December 31, 2004

Computers	$62,575	$62,575
Less: accumulated depreciation	(31,497)	(29,262)

	$31,078	$33,313

Minimum future minimum lease payments under the capital lease as of March 31, 2005 are as follows:

For the years ended December 31,

2005	$13,257
2006	7,366

Total minimum lease payments	20,623
Less: amount representing interest	(1,716)

Present value of total minimum lease payments	18,907
Less: current portion	(16,287)

Long term portion	$2,620

6.      CAPITAL STOCK

Shares Issued

On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,110.

On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

During January 2005, the Company issued 2,000,000 common shares for services rendered valued at $20,000.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2004 Equity Compensation Plan

In November 2004, the Board of Directors approved the adoption of the 2004 Equity Compensation Plan. The Plan provides for the grant to directors, officers, employees and consultants of the Company and its subsidiaries of stock based awards and options to purchase up to an aggregate of 20,000,000 shares of common stock.

During January 2005, the Company issued 20,000 shares at $0.01 for services values at $200 under this plan.

Increased Authorized Shares

The Board of Directors has approved an increase in the authorized number of shares of common stock from 50,000,000 to 100,000,000 and will establish 25,000,000 shares of preferred stock that may issued in the future by the Company will be determined by the Board of Directors. The articles of incorporation have not yet been changed to reflect this increase in authorized shares.

7.      INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

	March 31, 2005	March 31, 2004

Federal statutory tax	34.00%	(37.87%)
State taxes, net of federal tax	5.83%	(6.82%)
Changes in valuation allowance	(185.66%)	--

Effective income tax rate	(145.83%)	(44.69%)

The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

The Company had available approximately $392,000 and $221,000 of unused federal operating loss carry-forwards at March 31, 2005, and $680,000 of unused state operating loss carry-forwards at March 31, 2005 that may be applied against future taxable income.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2005, the Company fully restored its valuation allowance and will maintain a full valuation allowance until the Company sustains consistent profitability.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.      INCOME TAXES (Continued)

The (provision) benefit for income taxes consists of the following as of and for the three months ended March 31:

	2005	2004

Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	24,000	(50,000)
State	4,000	(9,000)

Total (provision) benefit before valuation allowance	28,000	(59,000)

Change in valuation allowance	(133,000)	-

Total (provision) benefit	$(105,000)	$(59,000)

The components of the net deferred income tax asset are as follows as of:

	March 31, 2005	December 31, 2004

Deferred income tax assets:
Net operating loss carry forward	$172,000	$144,000

	172,000	144,000

Deferred income tax asset, net before valuation allowance	172,000	144,000
Less: valuation allowance	(172,000)	(39,000)

Deferred income tax asset, net	$-	$105,000

8.      OFFICE LEASE

The Company entered into a twelve month lease for office space commencing on November 1, 2003 that expired on October 31, 2004 at which point the Company paid rent on a month-to-month basis. The Company entered into a twelve month lease for office space commencing January 1, 2005 and expiring December 31, 2005. Rent expenses incurred for the three months ended March 31, 2005 and 2004 was $14,898 and $14,868, respectively. Future minimum rental payments under the office lease are $44,695.

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.      RELATED PARTY TRANSACTIONS

The Company owes two shareholders a total of $42,344 in expense reimbursements as of March 31, 2005 and December 31, 2004, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of March 31, 2005 and December 31, 2004, respectively.

10.     COMMITMENTS

On February 7, 2005, the Company entered into a consulting agreement to arrange market support for the Company's operations and expansion, providing the method to optimize and effectuate the proper strategic and capitalization for the Company in the US public markets, financial advisory services, and to represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners, and potential clients. The agreement is in effect for a period of two years. As compensation for the above services, the Company shall pay the following:

•     For senior debt, a fee equal to 5% of the aggregate amount of any senior debt issued.

•     For equity, or any other non-investment grade securities, a fee equal to 7.5% of the aggregate principal amount of equity, or any other non-investment grade securities.

•     For merger and acquisition and other investment banking advisory services, a fee equal to those fees standard and customary in the investment banking industry for such services.

•     A non-refundable due diligence fee of $5,000 was paid on the signing of the agreement, and a monthly retainer of $5,000 is due per month after the Company closes the initial $1,000,000 either as an equity or debt transaction.

•     Additionally, the Company will issue, one year after the Company's shares are traded in the public markets, warrants to purchase common stock of the Company of 5% of the equity of the Company at any given time, which said ownership shall be fully dilutible, and exercisable at a price of 50% of the lowest bid price posted on the day of execution.

No transactions associated with this consulting agreement have been recorded.

11.     SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company entered into a consulting agreement to provide business advice to the Company and assist the Company in identifying sources of funding companies for a possible business combination transaction and to make introductions to the business and investment community. The agreement is in effect for a period of two years. In the case of a business combination transaction, the Company shall pay a cash fee totaling 10% of the monetary value of the transaction and securities whose value will be determined by the trading price of the security at the time of closing totaling 5% of the monetary value of the transaction and 3% cashless warrant coverage. The strike price of the warrants will be priced 50% of the market price at the time of purchase. No transactions associated with this consulting agreement have been recorded.

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

The Company develops and sells high quality natural medicines. The Company's products are formulated by medicinal doctors as the result of scientific research. The current product line includes Sierra Slim, a starch blocker and natural weight loss product, Sight D for the slowing of degeneration of eye tissue and Sight W which promotes blood circulation to the optic nerve, Colon IB for the relief of symptoms from irritable bowel syndrome and JT Penetrating Cream to help relieve arthritis joint pain. Royalty revenue is from formulas for the herbal health products.

The Company has completed its Proof of Concept to develop a national chain of Wellness Centers, whereby each is managed by doctors, with a focus on preventative, integrated medicine with the objective of total health wellness.

The Company's research was based on the application by practicing doctors of medical diagnoses and procedures, integrated with medicinals, supplements and personal physician supervision     The Company's products include two products to help problems with eyesight, one product to help those suffering from arthritis, one products for colon distress and two products for weight loss. The Company's physicians have formulated several levels of nutritionals for different levels of each patient's need.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

TOTAL REVENUES. The Company's total sales decreased to $6,204 in the quarter ended March 31, 2005 as compared to $1,395,288 sales in the quarter ended March 31, 2004. This dramatic decrease resulted from the loss of sales to it major purchasers of weight loss products.

Revenues for the Company's from royalty payments in the quarter ended March 31, 2005 totaled $11,445 compared to $20,062 in the quarter ended March 31, 2004.

TOTAL EXPENSES. The Company's total expenses for the quarter ended March 31, 2004 totaled $108,667 compared to $1,281,694 in the quarter ended March 31, 2004, representing a dramatic decrease in total expenses primarily due to a decrease in purchases of raw materials.

NET INCOME (LOSS). The Company had a net loss of$(91,018) for the quarter ended March 31, 2004, compared to a net income of $73,023 for the quarter ended March 31, 2004. The loss reflects the company's change of emphasis to Wellness Centers focus on preventative medicine..

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $6,645 at March 31, 2005 as compared to $72,708 at December 31, 2004.

The Company had negative working capital at March 31, 2005. The Company has been able to borrow and raise sufficient capital to continue operations.

Subsequent to March 31, 2005, the Company entered into a consulting agreement to provide business advice to the Company and assist the Company in identifying sources of funding companies for a possible business combination transaction and to make introductions to the business and investment community. The agreement is in effect for a period of two years. In the case of a business combination transaction, the Company shall pay a cash fee totaling 10% of the monetary value of the transaction and securities whose value will be determined by the trading price of the security at the time of closing totaling 5% of the monetary value of the transaction and 3% cashless warrant coverage. The strike price of the warrants will be priced 50% of the market price at the time of purchase. No transactions associated with this consulting agreement have been recorded.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS- NONE

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

STARMED GROUP, INC.

May 23, 2005	/s/ Herman Rappaport
--------------------------
By: Herman Rappaport,
Chief Executive Officer and Chief Financial Officer