Form 10QSB
period 2005-06-30
STARMED GROUP INC
filed 2005-08-22
CIK 1135263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER 000-33153


                               STARMED GROUP, INC.
             (Exact name of registrant as specified in its charter)


                    Nevada                                 52-2220728
                    ------                                 ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


            2029 Century Park East, Suite 1112, Los Angeles, CA 90067
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 226-2555
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

As of August 12, 2005, the registrant had 9,126,424 shares of its $.01 par value per share common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               STARMED GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets as of
   June 30, 2005 and December 31, 2004......................................  1

   Condensed Consolidated Statements of Operations for the
   three and six months ended June 30, 2005 and June 30, 2004...............  2

   Condensed Consolidated Statement of Shareholders' Equity (Deficit) for
   the six months ended June 30, 2005 and the year ended December 31, 2004..  3

   Condensed Consolidated Statements of Cash Flows for the
   three and six months ended June 30, 2005 and June 30, 2004...............  4

   Notes to Interim Condensed Consolidated Financial Statements.............  5

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 14

Item 3.  Controls and Procedures............................................ 20


PART II. OTHER INFORMATION

Item 2.  Sales of Unregistered Securities and Use of Proceeds .............. 21

Item 6.  Exhibits .......................................................... 21

Signatures ................................................................. 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     STARMED GROUP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
___________________________________________________________________________________________________________
                                                   ASSETS
                                                                         JUNE 30, 2005    DECEMBER 31, 2004
                                                                         -------------    -----------------
Current assets:
   Cash ..........................................................         $ 347,468          $  72,708
   Accounts receivable ...........................................            62,721             16,561
   Inventory .....................................................            29,196             32,970
   Prepaid expenses ..............................................            24,386              2,113
   Deferred financing costs ......................................            40,000                  -
                                                                           ---------          ---------

     Total current assets ........................................           503,771            124,352

Equipment and furniture:
   Office furniture and computers ................................            65,063             65,063
   Accumulated depreciation ......................................           (35,086)           (30,438)
                                                                           ---------          ---------

     Total equipment and furniture ...............................            29,977             34,625
                                                                           ---------          ---------

Deferred tax assets ..............................................                 -            105,000
Deposits .........................................................             5,016              5,266
                                                                           ---------          ---------

     Total assets ................................................         $ 538,764          $ 269,243
                                                                           =========          =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ..............................................         $  33,179          $  21,381
   Accrued expenses ..............................................           339,395            334,105
   Income tax payable ............................................            22,400             25,400
   Note payable ..................................................           366,135                  -
   Loans from shareholders .......................................            20,000                  -
   Capital lease obligation - current portion ....................            15,304             15,808
                                                                           ---------          ---------

     Total current liabilities ...................................           796,413            396,694

Long term debt:
   Capital lease obligation - less current portion ...............                 -              6,875
                                                                           ---------          ---------

     Total long term debt ........................................                 -              6,875
                                                                           ---------          ---------

     Total liabilities ...........................................           796,413            403,569

Commitments ......................................................                 -                  -

Shareholders' equity (deficit):
   Preferred stock (par value $0.01) 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively .............................                 -                  -
   Common stock (par value $0.01) 100,000,000 shares authorized;
     9,126,424 and 7,056,424 shares issued and  outstanding at
     June 30, 2005 and December 31, 2004,  respectively ..........            91,264             70,564
   Additional paid in capital ....................................           233,511            109,646
   Accumulated deficit ...........................................          (582,424)          (314,536)
                                                                           ---------          ---------

     Total shareholders' equity (deficit) ........................          (257,649)          (134,326)

                                                                           ---------          ---------

     Total liabilities and shareholders' equity (deficit) ........         $ 538,764          $ 269,243
                                                                           =========          =========

                               See accompanying notes to financial statements

                                                      1

                                       STARMED GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
_______________________________________________________________________________________________________________
                                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                         -------------------------   -------------------------
                                                             2005          2004          2005          2004
                                                         -----------   -----------   -----------   -----------
Sales .................................................  $     3,527   $   324,251   $     9,731   $ 1,719,539
Revenues from royalties ...............................       12,553        44,720        23,998        64,782
                                                         -----------   -----------   -----------   -----------

     Total revenues ...................................       16,080       368,971        33,729     1,784,321
                                                         -----------   -----------   -----------   -----------

Cost of sales .........................................        4,709       267,585         9,416     1,398,436
                                                         -----------   -----------   -----------   -----------

Gross profit ..........................................       11,371       101,386        24,313       385,885

General, selling and administrative expenses:
   Compensation .......................................       20,518        11,880        78,631        44,515
   Salaries ...........................................            -        15,480             -        27,765
   Professional fees ..................................       19,254        16,077        34,221        26,391
   Accounting fees ....................................       11,719        11,383        16,238        22,718
   Office .............................................        5,814        24,076         9,170        38,847
   Rent ...............................................       15,353        14,753        30,251        29,621
   Insurance ..........................................        5,182         3,861        10,267         6,080
   Advertising, marketing and promotion ...............          663         7,984         1,228        30,707
   Depreciation .......................................        2,324         2,324         4,648         4,648
   Travel .............................................          503         1,644           636         1,692
   Other expenses .....................................            -           544             -        27,915
                                                         -----------   -----------   -----------   -----------

     Total general, selling and administrative expenses       81,330       110,006       185,290       260,899
                                                         -----------   -----------   -----------   -----------

Income (loss)  from operations ........................      (69,959)       (8,620)     (160,977)      124,986
Interest expense ......................................         (981)       (1,650)       (1,911)       (3,283)
                                                         -----------   -----------   -----------   -----------

Income (loss) before income taxes .....................      (70,940)      (10,270)     (162,888)      121,703
(Benefit) provision  for income taxes .................            -       (47,000)      105,000        12,000
                                                         -----------   -----------   -----------   -----------
Net income (loss)
                                                         $   (70,940)  $    36,730   $  (267,888)  $   109,703
                                                         ===========   ===========   ===========   ===========

Net income (loss)  per share - basic ..................  $     (0.01)  $      0.01   $     (0.03)  $      0.02
                                                         ===========   ===========   ===========   ===========

Net income (loss)  per share - diluted ................  $     (0.01)  $      0.01   $     (0.03)  $      0.01
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - basic .    9,126,424     7,056,424     8,996,590     7,042,633
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - diluted    9,126,424     7,056,424     8,996,590     7,317,633
                                                         ===========   ===========   ===========   ===========

                               See accompanying notes to financial statements

                                                      2

                                          STARMED GROUP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                      (UNAUDITED)
______________________________________________________________________________________________________________________
                                           PREFERRED STOCK            COMMON STOCK
                                          ------------------  ----------------------------                  TOTAL
                                                       PAR                 PAR                           SHAREHOLDERS'
                                          NUMBER OF   VALUE   NUMBER OF   VALUE   PAID IN   ACCUMULATED     EQUITY
                                           SHARES    ($0.01)   SHARES    ($0.01)  CAPITAL     DEFICIT      (DEFICIT)
                                          ---------  -------  ---------  -------  --------  -----------  -------------
Balance at December 31, 2003 ...........          -  $     -  6,936,424  $69,364  $ 88,924   $(214,659)    $ (56,371)

Common shares issued for services in
 January 2004, valued at $0.01 per share          -        -    110,000    1,100         -           -         1,100

Common shares issued for cancellation of
 contract and in exchange for accounts
 payable in March 2004, valued at $2.08
 per share .............................          -        -     10,000      100    20,722           -        20,822

Net  loss ..............................          -        -          -        -         -     (99,877)      (99,877)
                                          ---------  -------  ---------  -------  --------   ---------     ---------

Balance at December 31, 2004 ...........          -        -  7,056,424   70,564   109,646    (314,536)     (134,326)

Common shares issued for services in
during 2005 ............................          -        -  2,070,000   20,700         -           -        20,700

Issuance of warrants ...................          -        -          -        -   123,865           -       123,865

Net loss ...............................          -        -          -        -         -    (267,888)     (267,888)
                                          ---------  -------  ---------  -------  --------   ---------     ---------

Balance at June 30, 2005 (unaudited) ...          -  $     -  9,126,424  $91,264  $233,511   $(582,424)    $(257,649)
                                          =========  =======  =========  =======  ========   =========     =========


                                    See accompanying notes to financial statements

                                                           3

                                     STARMED GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
___________________________________________________________________________________________________________
                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------------
                                                                               2005               2004
                                                                            ---------          ---------
Cash flows from operating activities:
   Net income (loss) ................................................       $(267,888)         $ 109,703
Adjustments to reconcile net income (loss)to net cash:
   Depreciation .....................................................           4,648              4,648
   Deferred tax assets ..............................................         105,000             12,000
   Shares issued for services .......................................          20,700              1,100
(Increase) decease in operating assets:
   Accounts receivable ..............................................         (46,160)           (25,059)
   Inventory ........................................................           3,774             25,855
   Prepaid expenses .................................................         (22,273)             3,697
   Deposit ..........................................................             250              1,047
Increase (decrease) in operating liabilities:
   Accounts payable .................................................          11,797            (83,126)
   Accrued expenses .................................................           5,290            (26,521)
   Income tax payable ...............................................          (3,000)                 -
                                                                            ---------          ---------

Net cash provided (used) by operating activities ....................        (187,862)            23,344
                                                                            ---------          ---------

Cash flows from financing activities:
   Capital lease payments ...........................................          (7,378)           (11,265)
   Loans from shareholders ..........................................          20,000                  -
   Issuance of notes payable ........................................         326,135                  -
   Issued warrants ..................................................         123,865                  -
                                                                            ---------          ---------

Net cash (used) provided by financing activities ....................         462,622            (11,265)
                                                                            ---------          ---------

Net increase (decrease) in cash .....................................         274,760             12,079

Cash, beginning of period ...........................................          72,708            247,288
                                                                            ---------          ---------

Cash, end of period .................................................       $ 347,468          $ 259,367
                                                                            =========          =========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL  ACTIVITIES:
   Stock issued for compensation and services .......................       $  20,700          $   1,100
                                                                            =========          =========

   Stock issued in exchange  for accounts payable ...................       $       -          $  20,822
                                                                            =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
        Payments of interest ........................................       $   1,911          $   3,283
                                                                            =========          =========

                               See accompanying notes to financial statements

                                                      4

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


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

         The Company's Wellness Centers concept is founded on the belief that traditional western medicines and treatments may be enhanced by the use of alternative medicinals to address the underlying causes of certain illnesses and that addressing these underlying causes is necessary for good health maintenance and longevity.

         Over the course of the last three years, the Company's management and medical team has evaluated those proactive and reactive traditional and alternative medical treatments and procedures, medical equipment and devices, and medicinal products. The Company has completed plans for operations of our prototype of what is expected to become a network of StarMed Wellness Centers that will operate in conjunction with existing medical clinics.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS FOR PRESENTATION

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Sierra Medicinals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         The company has adopted SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements" (SAB 104) and accordingly recognizes revenue when persuasive evidence of an agreement exists, upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain, the price to the buyer is determinable, and collection of the related receivable is reasonable assured.

         During the six months ended June 30, 2005 and 2004, the Company had sales of approximately $9,731 and $23,864, respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash, payables, accrued expenses and notes payable. The estimated fair value of these instruments approximate their carrying value.

         INVENTORY

         The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         ADVERTISING COSTS

         The Company expenses advertising costs as incurred. For the six months ended June 30, 2005 and 2004, the Company incurred advertising expense of $1,228 and $30,707 respectively.

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

         CONCENTRATIONS

         During the six months ended June 30, 2004, a single customer accounted for 98% of sales.

         During the six months ended June 30, 2004, products purchased from a manufacturer accounted for approximately 97% of purchases.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


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

4.       CORPORATE CREDIT CARD

         The Company has available up to $29,000 on an unsecured corporate credit card. The minimum payment due was $562 as of June 30, 2005. The Company had an outstanding balance of $14,813 and $10,040 as of June 30, 2005 and December 31, 2004, respectively, which is included in accounts payable.

5.       NOTES PAYABLE AND CAPITAL LEASE

         NOTES PAYABLE

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The shares are restricted pursuant to Rule 144. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. As of the date of the transaction there was no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively.

         On June 28, 2005, the Company issued a $500,000 10% senior secured convertible promissory note and a stock purchase warrant for a total of $490,000 as part of a private offering. Principal and interest is convertible at the holder's option upon an event of default into shares of the Company's common stock at a price per share that is equal to seventy percent (70%) of the lower of: (i) the ten (10) day average of the closing bid price of the Company's common stock on the day prior to the date of conversion of this note or (ii) the closing bid price of the Company's common stock on the day prior to the date of conversion. Principal and interest is due upon the earlier of: (a) June 28, 2006 or
         (b) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to one million

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


5.       NOTES PAYABLE AND CAPITAL LEASE (Continued)

         NOTES PAYABLE (Continued)

         dollars ($1,000,000) or more. The note has certain financial and restrictive covenants. The Company is also required to reserve a sufficient number of shares of common stock to be issuable upon conversion of this note and exercise of the warrants. As of June 30, 2005, the Company is in compliance with all restrictive covenants. The stock purchase warrant entitles the holder to purchase, at an exercise price per share equal to $.40 per share, up to 250,000 shares of the Company's common stock. The exercise price is subject to an adjustment related to any dividends, subdivisions, combinations, or issuances of shares at a discounted price. The fair value of the stock purchase warrant was approximately $123,865 and was determined using the Black Scholes pricing model. The warrant can be exercised in whole or in part and expire on June 28, 2010. No warrants were exercised as of June 30, 2005. The Company's obligations to the note holder are collateralized by a security interest in all of the Company's assets. A placement fee totaling $40,000 was deducted from the proceeds of the offering. The Company will expense this fee over the life of the note.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has allocated the proceeds received in the private offering to the warrant and the note based on their relative fair market values at the time of issuance. The proceeds allocated to the warrant were accounted for as additional paid-in capital. This resulted in the note being accounted for at a discount of $133,865. The discount consists of $123,865 related to the warrants and the discount of $10,000 stated in the promissory note. The Company will expense this discount over the life of the note. As of June 30, 2005, the Company had not recorded any amortization expense related to this discount.

         CAPITAL LEASE

         The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate at $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $15,304 and $22,683 at June 30, 2005 and December 31, 2004, respectively.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


5.       LONG TERM DEBT (Continued)

         CAPITAL LEASE (Continued)

         The equipment under capital lease is as follows:


                                             JUNE 30, 2005     DECEMBER 31, 2004
                                             -------------     -----------------

         Computers ..........................  $ 62,575            $ 62,575
         Less: accumulated depreciation .....   (33,732)            (29,262)
                                               --------            --------

                                               $ 28,843            $ 33,313
                                               ========            ========


         Minimum future minimum lease payments under the capital lease as of June 30, 2005 are as follows:


         FOR THE YEARS ENDED DECEMBER 31,

                      2005 ................................   $  8,840
                      2006 ................................      7,366
                                                              --------

         Total minimum lease payments .....................     16,206
         Less: amount representing interest ...............       (902)
                                                              --------

         Present value of total minimum lease payments ....     15,304
         Less: current portion ............................    (15,304)
                                                              --------

         Long term portion ................................   $      -
                                                              ========

6.       CAPITAL STOCK

         SHARES ISSUED

         On January 13, 2004, the Company issued 110,000 Common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

         During the six months ended June 30, 2005, the Company issued 2,050,000 common shares for services rendered valued at $20,500.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


6.       CAPITAL STOCK (Continued)

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

         INCREASED AUTHORIZED SHARES

         The Company has increased the authorized number of shares of common stock from 50,000,000 to 100,000,000 and has established 25,000,000 shares of preferred stock to be issued in the future by the Company. The articles of incorporation have been changed to reflect this increase in authorized shares.

7.       INCOME TAXES

         Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                 JUNE 30, 2005    JUNE 30, 2004
                                                 -------------    -------------

         Federal statutory tax ..................    34.00%           8.22%
         State taxes, net of federal tax ........     5.83%           1.64%
         Changes in valuation allowance .........   (39.83%)             -
                                                    -------           -----

         Effective income tax rate ..............         -           9.86%
                                                    =======           =====

         The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

         The Company had available approximately $552,000 of unused federal operating loss carry-forwards at June 30, 2005, and $839,000 of unused state operating loss carry-forwards at June 30, 2005 that may be applied against future taxable income.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2005, the Company fully restored its valuation allowance and will maintain a full valuation allowance until the Company sustains consistent profitability.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


7.       INCOME TAXES (Continued)

         The (provision) benefit for income taxes consists of the following as of and for the six months ended June 30:

                                                        2005        2004
                                                     ---------   ---------

         Current:
             Federal ..............................  $       -    $      -
             State ................................          -           -
                                                     ---------   ---------

                                                             -           -

         Deferred:
             Federal ..............................     79,000      10,000
             State ................................     14,000       2,000
                                                     ---------   ---------

         Total (provision) benefit before valuation
           allowance ..............................     93,000      12,000

         Change in valuation allowance ............  (198,000)          -
                                                     ---------   ---------

         Total (provision) benefit ................  $(105,000)  $  12,000
                                                     =========   =========


         The components of the net deferred income tax asset are as follows as of:

                                               JUNE 30, 2005   DECEMBER 31, 2004
                                               -------------   -----------------

         Deferred income tax assets:
             Net operating loss carry forward .  $ 237,000         $ 144,000
                                                 ---------         ---------

                                                   237,000           144,000
                                                 ---------         ---------

         Deferred income tax asset, net before
           valuation allowance ................    237,000           144,000
         Less: valuation allowance ............   (237,000)          (39,000)
                                                 ---------         ---------
         Deferred income tax asset, net .......  $       -         $ 105,000
                                                 =========         =========

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


8.       OFFICE LEASE

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 that expired on October 31, 2004 at which point the Company paid rent on a month-to-month basis. The Company entered into a twelve month lease for office space commencing January 1, 2005 and expiring December 31, 2005. Rent expenses incurred for the six months ended June 30, 2005 and 2004 was $30,251 and $29,621, respectively. Future minimum rental payments under the office lease are $29,796.

9.       RELATED PARTY TRANSACTIONS

         The Company owes two shareholders a total of $47,635 and 42,344 in expense reimbursements as of June 30, 2005 and December 31, 2004, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of June 30, 2005 and December 31, 2004, respectively.

         During the six months ended June 30, 2005, the Company received loans totaling $20,000 from two directors and shareholders of the Company. The loans are non-interest bearing and are due on demand. The amount owed related to these loans at June 30, 2005 was $20,000.

10.      COMMITMENTS

         Under an agreement dated February 4, 2005, the Company engaged a firm to: arrange market support for the Company's operations and expansion and to provide the method to optimize and effectuate strategies and capitalizations in US public markets; assist the Company and its management with ongoing issues relating to operations in public markets; provide financial advisory services including but not limited to mergers and acquisitions; and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners and potential clients. Under the agreement, the Company is obligated to compensate the consultant through the payment of cash and warrants, depending upon the nature of the consummated transaction giving rise to the obligation to pay compensation. As of the date of this Report, no services have been provided to the Company under the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate its target market and establish its brand; the effects of competition; regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; operating costs; the amount and effectiveness of our advertising and promotional efforts; and the prospect of adverse publicity. Readers are also urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the Securities and Exchange Commission.

OVERVIEW OF THE COMPANY'S BUSINESS

         Until recently StarMed Group, Inc., a Nevada corporation, and its wholly owned subsidiary, Sierra Medicinals, Inc., an Arizona corporation, developed, formulated and marketed a line of alternative medicinal products. The substantial portion of revenues for the year ended December 31, 2005 resulted from product sales of our proprietary starch blocker product. Revenues from sales of other products were not meaningful.

         We have redirected our resources towards completion of plans to establish the first of what we envision will be a network of StarMed Wellness Centers. Our management and affiliated physicians have devoted significant time, and pooled their collective experience, to develop the Company's StarMed Wellness Center concept. Our business model calls for our entering into contractual relationships with existing medical clinics. Under the terms of the agreements, each medical clinic will continue to operate under the direction of a licensed medical practitioner, and provide the traditional medical services that it has historically provided. However, the agreements will require us to provide training, equipment and products to enable the clinics to expand its array of services to include preventative and alternative medical techniques and procedures, such as dietician review and consultation; weight loss and diabetes management services; physical exercise consultation; physical therapy; anti-aging treatments; acupuncture treatments; doctor prescribed and personalized vitamin, mineral and herbal regimens; skin rejuvenation and cosmetology services; and female hormone therapy. We will be responsible for the collection of all revenues from operation of the Wellness Centers, and to retain revenues, if any, remaining after our payment of all Wellness Center operating expenses, including rent, salaries, insurance, utilities, equipment leases and related operating expenses, professional fees and capital expenditures, as well as a revenue-sharing allocation to the physician/owner of the medical clinic with which we contract. StarMed will neither engage in the practice of medicine nor provide medical services. All medical treatments and other regulated activities will be performed by the licensed physicians, technicians and other medical personnel employed by the medical clinic with whom we contract.

         The Company's Wellness Center concept is founded on the belief that traditional western medicines and treatments may be enhanced by the use of alternative medicinal products and techniques to address the underlying causes of certain illnesses, and that addressing these underlying causes will contribute to good over-all health maintenance and longevity. We are finalizing an agreement to open our initial Wellness Center in conjunction with an existing medical clinic in Los Angeles, California. Operations are projected to commence during the third quarter of fiscal 2005. Our long-term goal is to expand to a network of StarMed Wellness Centers each of which will provide clients a full range of preventative, traditional medical and alternative treatments directed towards achieving "total wellness."

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the opening of our planned Wellness Center, coupled with severe competition in the marketplace for medicinal products, have contributed to a significant decrease in revenues from product sales during the first half of 2005. While we anticipate that our Wellness Centers will become a recurring market for our medicinal products in the future, we intend to continue to devote our resources to our Wellness Centers, and do not expect that revenues from product sales will be a significant source of operating revenues in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on the Company's financial position or results of operations has been determined to have no impact.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment ("SFAS 123R"), which is effective as of the beginning of the first interim or annual period beginning after December 31, 2005. SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating transition alternatives and valuation methodologies for future grants. The effect of this Statement on the Company's financial position or results of operations has been determined to have no impact.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect of this Statement on the Company's financial position or results of operations has been determined to have no impact.

         In April 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. The effect of this Statement on the Company's financial position or results of operations has been determined to have no impact.

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS154). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006. The effect of this Statement on the Company's financial position or results of operations has been determined to have no impact.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         The Company generates revenues from the sale of its products that include a starch blocker, as well as revenues from royalties for formulas of herbal health products. Total revenues for the six months ended June 30, 2005 were $33,729 as compared to $1,784,321 for the six months ended June 30, 2004, a decrease of $1,750,592, or approximately 98%. Included in total revenues for the six months ended June 30, 2005 is a decrease of $1,709,808, or approximately 99%, in sales of products and a decrease of $40,784, or approximately $63%, in revenues from royalties. The significant decrease in sales of its products for the six months ended June 30, 2005 is primarily the result of decreased demand for its products from its principal customer. Sales to this customer, NHTC, Inc., had accounted for a significant increase in total revenues reported by the Company in fiscal 2004. This customer has subsequently advised the Company that it has changed its internal strategy and it is unknown when, if ever, that this customer will resume purchasing product from the Company at historical levels.

         Also contributing to the decrease in sales is the diversion of the Company's limited resources from marketing efforts to the finalization of plans to open the Company's initial Wellness Center. In addition, the Company has historically marketed and sold its products over the Internet. During the six months ended June 30, 2005, the Company significantly decreased its adverting, marketing and promotional expense, resulting in a decrease in online sales contributing to the overall reduction in total revenues. The decrease in revenues from royalties for the six months ended June 30, 2005 from the comparable period in fiscal 2004 is the result of the decease in sales of the Company's weight loss product and the increasing attention by the Company to the development of the Wellness Centers program.

         The Company is presently focusing its efforts on the opening of its first Wellness Center. The Company does not anticipate that its total revenues will return to fiscal 2004 levels based upon its current level of operations and its business plan is dependent upon the opening of its Wellness Center to increase revenues. The Company anticipates that its revenues will increase at such time as the Wellness Center is open; however, as described elsewhere herein, the Company is dependent on its ability to raise additional capital to implement this part of its business plan. At such time as the Company is able to open the Wellness Center, the Company also anticipates selling its products through this outlet. However, neither revenue from Wellness Center operations, nor the extent of product sales, if any, can be predicted at this time.

         The Company reported total selling, general and administrative expenses of $185,290 for the six months ended June 30, 2005 as compared to $260,899 for the six months ended June 30, 2004, a decrease of $75,609, or approximately 29%. The increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 includes the following:

      o an increase of $6,351, or approximately 9%, in compensation and salary expenses. This increase reflects the payment of compensation to management that had been deferred in fiscal 2004,

      o an increase of $4,817, or approximately 14%, in rent and insurance expenses which represents normal escalation in costs,

      o  a decrease of $6,480, or approximately 29%, in accounting fees,

      o a decrease of $29,677, or approximately 76%, in office expense which is directly attributable to cost cutting implemented during fiscal 2005,

      o a decrease of $29,479, or approximately 96%, in advertising, marketing and promotional expenses, and

      o  a decrease of $27,915, or 100%, in other expenses.

         The Company's recurring total general, selling and administrative expenses for the period ended June 30, 2005 decreased approximately $87,000, or approximately 33%, from the comparable six month period in fiscal 2004. The Company anticipates that its total general, selling and administrative expenses will remain relatively constant until the opening of its wellness center. The Company is not able to predict at this time the amount of increase in total general, selling and administrative expenses which will be attributable to the Wellness Center, however, management believes that any such increases will ultimately be offset by increased revenues.

         The Company reported a loss from operations of $(160,977) for the six months ended June 30, 2005 as compared to income from operations of $124,986 for the six months ended June 30, 2004. This loss is attributable to the decrease in total revenues.

         The Company reported interest expense of $1,911 for the six months ended June 30, 2005 as compared to interest expense of $3,283 for the six months ended June 30, 2004, a decrease of $1,372, or approximately 42%. Interest expense represents interest payable on Company credit cards. As a result of the $500,000 10% senior secured convertible promissory note issued in June 2005, the Company anticipates that interest expense will increase during the balance of fiscal 2005.

         The Company reported a net loss of $(267,888) for the six months ended June 30, 2005 as compared to net income of $109,703 for the six months ended June 30, 2004. Based upon its current lack of meaningful revenue, and notwithstanding the cost cutting measures that have been implemented during fiscal 2005, until such time as the Company is able to open its Wellness Center and begin generating sufficient revenue to fund its operations, the Company anticipates that it will continue to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the six months ended June 30, 2005 was $(187,862) as compared to net cash provided by operating activities of $23,344 for the six months ended June 30, 2004. This change is primarily attributable to:

      o  an increase of $377,591 in the Company's net loss,

      o an increase in deferred tax asset of $93,000 which has been reduced in conjunction with the loss recorded for the six months ended June 30, 2005.

      o an increase in shares issued for services, a non-cash expense, of $19,600,

      o an increase of $21,101 in accounts receivable resulting from an anticipated refund of $49,000 from a consulting agreement that was renegotiated,

      o an increase of $25,970 in prepaid expenses which is primarily prepaid legal fees, and

      o an increase in accounts payable of $94,923 coupled with an increase in accrued expenses of $31,811.

         Net cash provided by financing activities is $462,622 for the six months ended June 30, 2005 as compared to net cash used in financing activities of $(11,265) for the six months ended June 30, 2004. This change reflects a decrease of $3,887 in funds used for capital lease payments as well as the proceeds received from the sale of the $500,000 10% senior secured convertible promissory note and related warrants issued in June 2005.

         At June 30, 2005 the Company had cash of $347,468 and a working capital deficit of $(292,642). Other than available borrowings under its corporate credit card that could provide it up to $29,000 on an unsecured basis, the Company does not have any external sources of working capital. The Company is constantly evaluating its cash needs and burn rate in order to make appropriate adjustments in operating expenses. In an effort to converse its cash resources, during the six months ended June 30, 2005, the Company has undertaken certain cost cutting activities which included a reduction funds spent on marketing and promotional activities and certain non-essential, general operating expenses.

         The Company presently has no commitments for capital expenditures during the balance of fiscal 2005; however, the principal and interest under the $500,000 10% senior secured convertible promissory note issued in June 2005 becomes due and payable in June 2006. Implementation of our business plan, including the development of a network of Wellness Center, funding ongoing operations and satisfying debt obligations as they become due, will require substantial additional capital. Until such time, if any, as Wellness Center operations generate sufficient revenues to sustain operations, we will likely continue to fund operations through the sale of equity or debt securities, or a combination of both. While we are engaged in active discussions designed to provide us with short-term funding, we have no firm commitment from any third party to provide additional capital. If the we are unable to secure additional working capital, as needed, our ability to open Wellness Centers, grow revenues, meet operating and financing obligations as they become due, and continue business and operations, could be in jeopardy.

         There are no known trends, events or uncertainties that are reasonably likely to impact on our liquidity, except that our ability to fund our business plans and meet our obligations as they become due is dependent upon our ability to generate revenues from the operation of our planned Wellness Centers and continued sales of medicinal products, as to which there is no certainty. We currently fund our operations through limited revenues from (i) sales of our medicinal products and (ii) sales of our debt and equity securities and, we will likely continue to do so until our revenues from operations are sufficient to satisfy all of our cash needs.

OFF BALANCE SHEET ARRANGEMENTS

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

      o  Any obligation under certain guarantee contracts;

      o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

      o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

      o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

         As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SEASONALITY AND INFLATION

         Our business is not seasonal in nature, and management does not believe that our operations have been materially influenced by inflationary forces. If the recent increase in oil prices proves to be long lasting, we believe the interest in fuel cell development will only increase. As previously stated, our future success is dependent upon the successful development and market acceptance of fuel cell systems.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management has concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         The Company's management, including the Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, the Company's Chief Executive Officer and its acting Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

         In June 2005, we completed a private financing consisting of our promissory note in the principal amount of $500,000 and warrants to purchase 250,000 shares of common stock. Information concerning this transaction is described elsewhere in this Quarterly Report, and was previously disclosed in our Current Report on Form 8-K filed July 5, 2005.

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 19, 2005                 STARMED GROUP, INC.

                                        By: /s/ Herman Rappaport
                                            --------------------
                                            Herman Rappaport, Chief Executive
                                            Officer and Acting Chief Financial
                                            Officer

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002