Form 10KSB/A
period 2004-12-31
STARMED GROUP INC
filed 2005-10-05
CIK 1135263

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

                         Commission File Number 0-32863

                               STARMED GROUP, INC.
                               -------------------
                 (Name of small business issuer in its charter)

                   NEVADA                                  52-2220728
                   ------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

        2029 CENTURY PARK EAST, SUITE 1112
              Los Angeles, California                         90067
        ----------------------------------                    -----
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The registrant's revenues for its most recent fiscal year were $1,847,127.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2005 was $2,221,635 based upon the closing sale price of the registrant's Common Stock of $1.00 as of April 7, 2005.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, was 9,126,424 as of April 7, 2005. The registrant has no outstanding non-voting common equity.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                     PART 1

Item 1.  Description of Business ...........................................   2

Item 2.  Description of Property ...........................................  12

Item 3.  Legal Proceedings .................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  13


                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities ..............  13

Item 6.  Management's Discussion and Analysis or Plan of Operation .........  13

Item 7.  Financial Statements ..............................................  15

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................  16

Item 8A. Controls and Procedures ...........................................  16

Item 8B. Other Information .................................................  16


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ................  17

Item 10. Executive Compensation ............................................  19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ........................  20

Item 12. Certain Relationships and Related Transactions ....................  21

Item 13. Exhibits ..........................................................  23

Item 14. Principal Accountant Fees and Services ............................  23

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

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003. See Notes to the Financial Statements.

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

         Sierra Medicinals, Inc. is a purchaser for Pharmachem Laboratories' ingredient, Phase 2(TM), a patented, natural weight loss product. Dr. Rosenblatt is Pharmachem's leading spokesman for Phase 2(TM).

         Sierra Medicinals has an agreement with Natural Health Trends Corporation, Inc. (NHTC) wherein Sierra sells Phase 2(TM) for incorporation into a private brand label that is sold internationally. Lexxus International is presently selling its product based on the Company's formula in China and has plans underway to sell the product in other international markets.

         The Company organized a new, wholly-owned Nevada subsidiary on August 22, 2003 named Vet Medicinals, Inc. which business focus is the weight loss of canines. Clinical trials were completed in 2004 to test the efficacy of Phase 2(TM) starch blocker product for canine weight loss. Results were published in the Journal of the American Holistic Veterinary Medical Association, July-September 2004 issue. The Pharmachem Phase 2(TM) is a natural ingredient presently being extensively used for humans. Results of the clinical tests were very positive and the Company has produced and began marketing its own brand of weight loss for dogs.

         The Company has also published the canine weight loss book "Happy Healthy Dogs" to be used as a marketing tool for its products. The Herbal Medicinal Industry

         The market for herbal remedies is increasing every year, not only in public use, but in acceptance by mainstream Western medicine as well. According to the NIH National Center for complementary and alternative medicine, the people using complementary therapies increased from 33% in 1990 to more than 42% in 1997. The NCCAM states that 75 out of 117 American Medical Schools now offer courses in alternative medicine, educating Western doctors in herbal medicine, etc. However, it must be recognized that competition is growing as well.

Our Strategy and Business Plan

         Our physicians are directing the Company's attention toward integrating preventative and Western medicine in helping to increase health and wellness, and utilizing supplements to help treat chronic illnesses where no safe pharmaceutical alternative exists. This is especially true of chronic illnesses where conventional Western medicines focus primarily on treating the symptoms and are usually costly, and often have ill side effects. In general, nutritionals such as those the Company markets, do not provide such a quick symptom relief as conventional prescription drugs, but work to address and cure the underlying cause of the illness, which is in our opinion necessary for good health maintenance and longevity. Traditional treatment offered by Western medicine may be enhanced by this approach.

         The Company's physicians recognize the importance of conventional Western medicine as well as believe that natural supplements have beneficial effects in treatment and prevention of many chronic illnesses.

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

         Sierra's president, Dr. Steven L. Rosenblatt, Ph.D, L.Ac., is the lead spokesman for The Company's new weight loss supplement, Sierra Slim. Dr. Rosenblatt is also the co-author with the well-known science writer, Cameron Stauth, of The Starch Blocker Diet, published by Harper Collins. The new starch blocker product and book Have been promoted in the media on some 400 television, radio, and print advertising, as well as major industry conventions.

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

PHASE 1

         StarMed Wellness Center project proved its total health concept of preventative medicine under the leadership of Dr. Steven Rosenblatt, a practicing physician and president of Sierra Medicinals, Inc. Dr. Rosenblatt and the Company's initial efforts were directed to the research and formulation of medicinal supplements for the growing aging population. Recognizing the increasing danger to American health of overweight, Dr. Rosenblatt co-authored the Harper Collins book, The Starch Blocker Diet, for weight loss, with well-known science writer Cameron Stauth, presently in its 6th printing, with a paperback edition printed in February, 2005.

         Dr. Rosenblatt has appeared nationwide, as well as internationally in Europe, China and Australia, since the book's publishing on over 400 radio, TV talk shows and print media interviews as well as product conventions, as a medical authority on weight loss and wellness.

         Dr. Hector Rodriquez, a director of the Company and practicing medical specialist has appeared on Spanish television answering call-in health questions. The Starch Blocker Diet has been translated into Spanish under Dr. Rodriquez, director for the Hispanic market.

         Dr. August Reader, a neuro-ophthalmologist and originator of the Company's product for aging eyesight is a well known medical authority and lecturer in the United States, Japan and elsewhere on integrated medicine.

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

         Syndicated radio programs advertising Sierra's products are currently starting.

         The website, www.sierramed,com, is marketing company supplements directly to consumers.

PHASE 2

         StarMed Wellness Centers' business plan is unique. It is the first business model designed to be a national chain of Wellness Centers operated exclusively by medical doctors and focused on preventative medicine and total wellness. Billions are spent every year to control overweight primarily for cosmetic reasons, only recently has it been determined that overweight is a serious health problem often leading to diabetes, heart disease and other illnesses. Similarly stress, is now being recognized as contributing to serious health problems as well. Both conditions are recognized by the Wellness program, whereas most medical practices don't have the time or inclination to deal with these underlying causes of poor health.

         StarMed Wellness Centers' primary market is today's aging baby boomers, all seeking to look and feel better as well as slow their aging process. We believe that wellness has universal appeal. Everyone wants to live longer and in good health. People today are better educated and are demanding more effective medicine that is affordable and safe, without dangerous side effects.

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

         The StarMed Wellness Centers Proof of Concept, developed by Dr. Rosenblatt's medical clinic and affiliated clinics, is being carried into the Company's prototype. StarMed is currently seeking to acquire real estate for its prototype Wellness Center. The prototype is to be located convenient to corporate headquarters and close to the practices of Company doctors, most of whom are staff members of Cedars Sinai Medical Center, UCLA Medical Hospital and St. John's Hospital.

         The prototype center is to be attractive and inviting to clients with an upscale feel. Its design will promote relaxation employing warm colors, tranquil music and fresh, soothing aromas. The objective is to have the client feel cared for and catered to, to promote a sense of well-being.

A. WELLNESS CENTERS are intended to produce revenue from diagnostic fees as well as from specialty treatments of existing problems. Clients seeking total wellness may also require treatments, e.g., chronic pain, etc. for existing conditions. All fee schedules have been based on Phase 1 clinical practices. Many such additional treatments are expected to be covered by insurance as well as the products prescribed by the client's medical doctor. Revenues are based on existing clinic practices and charges. Additional revenues are expected to be received from medicinals, supplements, and dietary foods, etc. carried by the centers and doctor prescribed for clients.

B. SIERRA PRODUCTS are intended to provide a revenue stream from Sierra nutritional supplements, nutraceuticals, etc. sold to mass markets, health food stores and direct to consumers. Also revenue is anticipated from Sierra product private labeling to mass markets, health food stores and direct to consumers.

C. SIERRAMED PUBLISHING is expected to generate a modest income stream while providing low-cost marketing tools for Sierra products. The Starch Blocker Diet has been translated into Spanish for the Hispanic market, to promote our Dr. Rosenblatt weight loss product in that market. Agreement has been made with a German publisher to translate the book into German. Happy Health Dogs has been published to support the Company's animal products. Preliminary efforts are underway for a book to introduce a new line of anti-inflammatory products.

PHASE 3

         StarMed Wellness Centers are expected, once the prototype is constructed, to develop 4 additional Centers in the following locations: Santa Barbara, San Fernando Valley, Anaheim, and Hawaii. No specific plans have been made yet at this time for such construction.

         The Company's initial objective is to acquire existing medical clinics as well as MRI clinics, weight loss gyms, etc. It should be noted that there will be a time overlap with the development of the prototype. The acquisition of an existing medical facility will require less alteration to meet the Company's criteria than acquisitions requiring rebuilding.

         StarMed's experience with Hispanic clinics highlights the opportunity to expand client core to include ethnic communities. The need for preventative medical services is even greater in ethnic communities and StarMed Centers are to be located to make Wellness available to all.

         The number of Sierra products is expected to be expanded to include FDA dietary foods as well as a line of nutraceuticals that the Company has formulated to replenish the body with essential elements that prescription drugs eliminate.

PHASE 4

         The basic StarMed Wellness Center expects to expand nationally, with services priced to be affordable to all income levels. The prototype design will be flexible to permit expansion to serve the needs of more affluent clients or changed to serve regional needs. Hotels have expressed interest in offering StarMed's Wellness services to their guests. Such an affiliation can expand the Company's network of Centers rapidly.

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

         Sierra Slim, is a proprietary weight loss supplement based on a revolutionary patented starch blocker, Phase 2(TM). In 2003 UCLA completed a successful double-blind study supporting the efficacy and safety of this main ingredient, Phase 2(tm), of the Company's product, Sierra Slim. The medical investigator's study has been published in the March 2004 issue of Alternative Medicine Review.

         VetSlim, is our newest product, a proprietary weight loss supplement for overweight dogs based on the patented starch blocker, Phase 2(TM). A study was commissioned by The Company and published in the Journal of the American Holistic Veterinary Medical Association, July-September 2004.

         Our medicinal products are formulated on our behalf by Herman Rappaport and Dr. Steven Rosenblatt, based upon research published in authoritative journals. Our products are currently manufactured to our formulated specifications by American Supplement Technologies of Tempe, Arizona, a full service contract manufacturer of dietary supplements. American Supplement Technologies manufactures our medicinal products on a purchase order basis, and we have no long-term commitments with American Supplement Technologies or any other manufacturer, although we believe that there are numerous sources of production for our products and we do not believe we are dependent upon this or any other manufacturer. During the production process, private labels containing our "Sierra" brand name are affixed to our medicinal products by the manufacturer.

Marketing

         The Company plans to market its products through radio, Internet, pharmacies, and doctor networks, as well as conventional print media. Each of the Company's products will be accompanied by educational programs including research authorities and articles written by the Company's medical specialists.

         To date, the substantial portion of our revenues has been derived from third-party sales of our proprietary starch blocker product. The principal customer for our starch blocker product is Natural Health Trends Corporation, who accounted for approximately 69% and 97% of our revenues for the years ended December 31, 2004 and 2003, respectively. We have entered into a preliminary agreement with Natural Health Trends Corporation under which Natural Health Trends' Lexxus International, Inc. subsidiary has been granted the exclusive right to market a version of our starch blocker product formulated specifically for them in network or multilevel marketing to international sources. The preliminary agreement contemplates that the parties will enter into a more definitive agreement with respect to marketing rights for our starch blocker product; however, until such time as a more definitive agreement is entered into, our relationship with Natural Health Trends Corporation is defined by the preliminary agreement. No definitive agreement has been entered into and the parties are not currently negotiating the terms of a definitive agreement.

GOVERNMENT REGULATION

         The composition and labeling of dietary supplements, which comprise a significant majority of our products, are primarily subject to the jurisdiction of the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act, or FFDC Act. The FFDC Act, the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, may all impact our products. Certain of our activities may also fall under the jurisdiction of various agencies of the states, localities and foreign countries to which our products may be distributed and in which our products may be sold.

         To our knowledge, the manufacture and sale of our natural medicinal products does not require filings with or approvals, licenses or permits from any regulatory authority. However, product claims are regulated by the Federal Food and Drug Administration and we are required to state on our product labels that: "These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease." We believe that all advertising and marketing of medicinal products in the United States is being performed in strict compliance with applicable U.S. government regulations. We are not marketing or manufacturing any of our products in any foreign country at present, and therefore, we are not required to comply with any foreign regulations.

         We do not believe that our proposed StarMed Wellness Centers will engage in the practice of medicine and, therefore, will not be subject to regulations relating to the practice of medicine or licensing requirements applicable to physicians. However, any medical clinics that participate in the planned network of StarMed Wellness Centers will be subject to Federal and state regulation and licensing requirements in the same manner as is applicable to all medical clinics and doctors under their jurisdiction.

         We believe that we comply and will continue to comply with all government regulations applicable to our operations.

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

         Although there are other companies that distribute herbal products through similar channels, what makes us unique and competitive in this market is that we have medical doctors' backing in research and testing of all our products.

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

         Raw materials contained in our medicinal products include vitamins, minerals and herbal supplements. Raw materials are available from a variety of sources, on a purchase order basis, and we are not dependent upon any one source for these materials, except our sole supplier of Phase2 starch blocker material is Pharmachem Labs in New Jersey. We have no long-term supply agreement with Pharmachem Labs or any supplier of raw materials.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

StarMed Group, Inc. common stock was approved for trading on the on the National Association of Securities Dealers Over The Counter Electronic Board on March 17, 2005. The trading symbol is "SMEG". The closing price of the Company's common stock as of April 7, 2005, was $1.00 per share.

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

         (c) Dividends

The Company does not currently contemplate the payment of any dividend.

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

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

         TOTAL REVENUES. The Company's total sales increased to$1,742,351 in the fiscal year ended December 31, 2004 as compared to $581,212 sales in fiscal 2003. This dramatic increase resulted from the agreement entered with NHTC, Inc.

         Operating revenues derived by the Company's from the sales of its products were to $1,742,351 compared to $581,212 revenues in fiscal 2003.

         Revenues for the Company's from royalty payments in 2004 totaled $104,776 compared to $124,101 in fiscal 2003, representing a decrease of 16%. Royalty revenues as a percentage of total revenues decreased from 21% to 6% in 2004 as compared to 2003. This resulted from the increase in sales derived from NHTC agreement.

         TOTAL EXPENSES. The Company's total expenses for the fiscal year ended December 31, 2004 totaled $534,858 compared to $200,035 in the fiscal year ended December 31, 2003, representing an increase of 167% due to expenses related to increased NHTC sales. Total operating expenses, after taking into account all corporate expenses, were 30% of total operating revenues as compared to 34% of last year. This reflects the increased costs incurred by the Company as it started to derive revenues from its operations.

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

         On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003. See Notes to the Financial Statements.

         Our ability to fund our business plans and meet our obligations is dependent on our liquidty. There are no known trends, events or uncertainties that are reasonably likely to impact our liquidity during fiscal 2005, except that product sales subsequent to the end of the year covered by this report indicate a reduction in revenue generation from the prior year's level. We are dependent upon revenue generation consistent with prior levels or on our ability to supplement or replace any decline in these sales with revenues from the operation of our planned Wellness Centers, or our receipt of alternative financing, as to which there is no certainty. We currently fund our operations through limited revenues from (i) sales of our medicinal products and (ii) sales of our debt and equity securities and, we will likely continue to do so until our revenues from operations are sufficient to satisfy all of our cash needs.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Shareholders' Equity (Deficit)                     F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Starmed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Starmed Group, Inc. and its subsidiary, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

MENDOZA BERGER & COMPANY, LLP

March 18, 2005
Irvine, California

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                           2004          2003
                                                           ----          ----
Current assets:
  Cash .............................................    $  72,708     $ 247,288
  Accounts receivable ..............................       16,561        20,215
  Inventory ........................................       32,970        45,493
  Prepaid expenses .................................        2,113         5,946

         Total current assets ......................      124,352       318,942

  Equipment and furniture:

  Office furniture and computers ...................       65,063        65,063
  Accumulated depreciation .........................      (30,438)      (21,142)

         Total equipment and furniture .............       34,625        43,921

  Deferred tax asset ...............................      105,000       105,000
  Deposits .........................................        5,266         6,313

         Total assets ..............................    $ 269,243     $ 474,176

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable .................................    $  21,381     $ 133,527
  Accrued expenses .................................      334,105       355,848
  Income tax payable ...............................       25,400             -
  Capital lease obligation - current portion .......       15,808        18,200

         Total current liabilities .................      396,694       507,575

Long term debt:

  Capital lease obligation - less current portion ..        6,875        22,972

         Total long term debt ......................        6,875        22,972

         Total liabilities .........................      403,569       530,547

Commitments ........................................            -             -
Shareholders' equity:
  Common stock (par value $0.01) 50,000,000 shares
    authorized; 7,056,424 and 6,936,424 shares
    issued and outstanding at December 31, 2004 and
    2003,  respectively ............................       70,564        69,364
  Additional paid in capital .......................      109,646        88,924
  Accumulated deficit ..............................     (314,536)     (214,659)

         Total shareholders' deficit ...............     (134,326)      (56,371)

         Total liabilities and shareholders'
          equity (deficit) .........................    $ 269,243     $ 474,176

    The accompanying notes are an integral part of these financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                         2004           2003
                                                         ----           ----

Sales ............................................   $ 1,742,351    $   581,212
Cost of sales ....................................    (1,405,861)      (364,011)

Gross profit .....................................       336,490        217,201
Revenue from royalties ...........................       104,776        124,101

         Total net revenues ......................       441,266        341,302

Compensation .....................................       240,555         46,200
Professional fees ................................        39,131         61,521
Accounting fees ..................................        36,195          7,678
Office ...........................................        57,120          9,892
Donations ........................................        27,915              -
Rent .............................................        59,417         39,544
Insurance ........................................        18,028          8,135
Advertising, marketing and promotion .............        46,212         17,011
Depreciation .....................................         9,297          9,297
Travel ...........................................           988            757

         Total expenses ..........................       534,858        200,035

Income (loss)  from operations ...................       (93,592)       141,267
Forgiveness of debt ..............................             -        178,382
Interest expense .................................        (5,385)       (31,855)

Income (loss) before income taxes ................       (98,977)       287,794
Benefit (provision)  for income taxes ............          (900)        79,600

Net income (loss) ................................   $   (99,877)   $   367,394

Net income (loss) per share - basic ..............   $     (0.01)   $      0.07

Net income (loss) per share - diluted ............   $     (0.01)   $      0.07

Weighted average number of shares outstanding
 - basic .........................................     7,050,753      5,217,636

Weighted average number of shares outstanding
 - diluted .......................................     7,050,753      5,492,636

    The accompanying notes are an integral part of these financial statements

                                    STARMED GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                  Common Stock

                                                              PAR
                                                             VALUE
                                                             $0.01
                                               NUMBER OF      PER      PAID IN    ACCUMULATED
                                                SHARES       SHARE     CAPITAL      DEFICIT        TOTAL
                                                ------       -----     -------      -------        -----
Balance at December 31, 2002 ..............    4,962,384    $49,624    $ 88,924    $(582,053)    $(443,505)

Conversion of note payable to common shares       82,300        823           -            -           823

Common shares issued for compensation
 for services rendered in September and
 December 2003 valued at  $0.01 per share .    1,891,740     18,917           -            -        18,917

Net income ................................            -          -           -      367,394       367,394

Balance at December 31, 2003 ..............    6,936,424     69,364      88,924     (214,659)      (56,371)

Common shares issued for services in
 January 2004, valued at $0.01 per share ..      110,000      1,100           -            -         1,100

Common shares issued for cancellation of
 contract in exchange for accounts payable
 in March 2004, values at $2.08 per share .       10,000        100      20,722            -        20,822

Net loss ..................................            -          -           -      (99,877)      (99,877)

Balance at December 31, 2004 ..............    7,056,424    $70,564    $109,646    $(314,536)    $(134,326)

                 The accompanying notes are an integral part of these financial statements

                                                    F-4

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004           2003
                                                          ----           ----
Cash flows from operating activities:

Net income (loss) ..................................    $ (99,877)    $ 367,394
Adjustments to reconcile net (loss) to net cash:
  Depreciation .....................................        9,297         9,297
  Forgiveness of debt ..............................            -      (178,382)
  Shares issued for compensation and services ......        1,100        18,917
  Donation of inventory ............................       27,915             -
(Increase) decease in operating assets:

  Accounts receivable ..............................        3,653       (20,215)
  Inventory ........................................      (15,392)       (4,628)
  Prepaid expenses .................................        3,833        (3,278)
  Deferred income taxes ............................            -      (105,000)
  Deposits .........................................        1,047        (6,313)
Increase (decrease) in operating liabilities:

  Accounts payable .................................      (91,324)      110,772
  Accrued expenses .................................      (21,743)       36,017
  Income tax payable ...............................       25,400             -

Net cash provided by (used in) operating activities      (156,091)      224,581

Cash flows from financing activities:

  Accrual of interest on note payable ..............            -        22,356
  Capital lease ....................................      (18,489)       (6,125)

Net cash provided by (used in) financing activities       (18,489)       16,231

Net increase (decrease) in cash ....................     (174,580)      240,812

Cash, beginning of period ..........................      247,288         6,476

Cash, end of period ................................    $  72,708     $ 247,288

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
  AND FINANCIAL  ACTIVITIES:

  Conversion of note payable to common shares and
   accrued expenses ................................            -     $ 467,255

  Stock issued for compensation and services .......    $   1,100     $  18,917

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:

  Payments of interest .............................    $   5,385     $       -

  Stock issued in exchange for accounts payable ....    $  20,822     $       -

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

          REVENUE RECOGNITION

     The Company has adopted SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition" (SAB 104) and, accordingly, recognizes revenue when persuasive evidence of an agreement exits, upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain, the price to the buyer is determinable, and collection of the related receivable is reasonable assured.

     During 2004 and 2003, the Company had sales of approximately $40,000 and $78,000, respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

4.   LONG TERM DEBT

     NOTE PAYABLE

     On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded a gain on forgiveness of debt as a result of this transaction in the amount of $178,382 which is included on the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

     The equipment under capital lease is as follows:

                                         DECEMBER 31, 2004     DECEMBER 31, 2003
                                         -----------------     -----------------

     Computers                              $   62,575            $   62,575
     Less: accumulated depreciation            (29,262)              (20,322)

                                            $   33,313            $   42,253

     Minimum future minimum lease payments under the capital lease as of December 31, 2004 are as follows:

          FOR THE YEAR ENDED DECEMBER 31,
          -------------------------------

                       2005 .................................     $ 17,679
                       2006 .................................        7,366

     Total minimum lease payments ...........................       25,045
     Less: amount representing interest .....................       (2,362)

     Present value of total minimum lease payments ..........       22,683
     Less: current portion ..................................      (15,808)

     Long term portion ......................................     $  6,875

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

6.   INCOME TAXES

     Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                         DECEMBER 31, 2004     DECEMBER 31, 2003
                                         -----------------     -----------------

     Federal statutory tax                    (34.0%)                34.0%
     State taxes, net of federal tax          (5.83%)                 8.8%
     Valuation allowance                      39.53%                (70.5%)

     Effective income tax rate                    -                 (27.7%)

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

6.   INCOME TAXES (Continued)

     The (provision) benefit for income taxes consists of the following as of December 31:
                                                             2004        2003
                                                             ----        ----
     Current:

       Federal ..........................................  $      -   $       -
       State ............................................      (900)    (25,400)

     Deferred:

       Federal ..........................................    34,000     (98,000)
       State ............................................     5,000           -

     Total (provision) benefit before valuation allowance    38,100    (123,400)

     Change in valuation allowance ......................   (39,000)    203,000

     Total (provision) benefit ..........................  $   (900)  $  79,600


     The components of the net deferred income tax asset are as follows as of December 31:
                                                             2004        2003
                                                             ----        ----
     Deferred income tax assets:
     Net operating loss carry forward ...................  $144,000   $ 105,000

                                                            144,000     105,000

     Deferred income tax asset, net before valuation
       allowance ........................................   144,000     105,000
     Less: valuation allowance ..........................   (39,000)          -

     Deferred income tax asset, net .....................  $105,000   $ 105,000

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

Item 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following individuals are officers and/or directors of the Company:

Name and Age                    Current Position                          Director Since      Officer Since
------------                    ----------------                          --------------      -------------

Herman H. Rappaport        88   President, Chief Executive Officer,       December 18, 1969   December 18, 1969
                                principal executive officer,
                                Acting Chief Financial Officer,
                                principal accounting officer and
                                Director

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

Dr. Hector Rodriguez       61   Vice President and Director               February 23, 2000   February 23, 2000

Dr. Avner Manzoor-Mandel   56   Vice President and Director               February 23, 2000   February 23, 2000

Dr. Joel Feinstein         56   Vice President and Director               February 23, 2000   February 23, 2000

Dr. Semour Levine          62   Director                                  June 18, 2002

         Each director's term will expire on next annual meeting. The date of the next annual meeting of the shareholders was set by the Board of Directors to be December 16, 2005 to vote on the length of the directors and executive officers' terms. Directors are not compensated for their services.

Herman H. Rappaport, B.Ch.E., President, Chief Executive Officer, principal executive officer, Acting Chief Financial Officer, principal accounting officer and Director.

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

                                               Summary Compensation Table

Name and                   Year    Salary     Bonus       Other      Restricted   Options   LTIF   Other
Position                                              Compensation   Stock (1)
--------                   ----    ------     -----   ------------   ----------   -------   ----   -----
Herman Rappaport *         2004    90,192      -0-         -0-          -0-         -0-
                           2003    18,000      -0-         -0-        500,000       -0-
President & CEO            2002    40,500**    -0-         -0-          -0-         -0-

Dr. Steven Rosenblatt      2004    84,378      -0-         -0-          -0-         -0-
                           2003    18,000      -0-         -0-        500,000       -0-
Executive Vice President   2002    40,500**    -0-         -0-          -0-         -0-

Dr. Hector Rodriguez       2004      -0-       -0-         -0-          -0-         -0-
                           2003      -0-       -0-         -0-         22,453       -0-
Vice President             2002      -0-       -0-         -0-          -0-         -0-

Dr. Joel Feinstein         2004      -0-       -0-         -0-          -0-         -0-
                           2003      -0-       -0-         -0-         22,453       -0-
Vice President             2002      -0-       -0-         -0-          -0-         -0-

Dr. Avner Manzoor-Mandel   2004      -0-       -0-         -0-          -0-         -0-
                           2003      -0-       -0-         -0-         22,453       -0-
Vice President             2002      -0-       -0-         -0-          -0-         -0-

* Additionally, Herman Rappaport holds 2,727,000 shares of common stock in the Rappaport Family Trust which was issued in 1987 and prior to the issuance of the 500,000 shares issued to Herman Rappaport and noted above. In addition, 100,000 shares are held by Mr. Rappaport's daughter, Susan Harris

**  Includes $13,500 accrued and deferred salary which has not been paid.

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

Name and Position          Number of Securities   % of Total Options
                                Underlying            Granted to       Exercise Price   Expiration
                                  Options             Employees           per Share        Date
-----------------          --------------------   ------------------   --------------   ----------
Herman H. Rappaport                  0                    0                  $0            N/A
Dr. Steven Rosenblatt                0                    0                  $0            N/A
Dr. Hector Rodriguez                 0                    0                  $0            N/A
Dr. Joel Feinstein                   0                    0                  $0            N/A
Dr. Avner Manzoor-Mandel             0                    0                  $0            N/A

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         There are no employment agreements with the Company's key employees at this time.

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

Name, Position and Address of            Amount and Nature of         Percent of
Beneficial Owner                       Beneficial Ownership (1)         Class
-----------------------------          ------------------------       ----------
Herman H. Rappaport (2) (3)                  3,920,489                  55.56%
President, CEO and Director

Dr. Steven L. Rosenblatt                       725,000                  10.27%
Executive Vice-President
and Director
11600 Wilshire Blvd, Suite 412
Los Angeles, Ca. 90025.

Dr. Hector Rodriguez (2)                        90,000                  1.28%
Vice-President and Director

Avner Manzoor-Mandel(2)                         90,000                  1.28%
Vice-President and Director

Dr. Joel Feinstein (2)                          90,000                  1.28%
Vice-President and Director

Dr. Seymour Levine  (2)                         10,000                    *%
Director

All Other Officers and Directors             4,925,489                  69.80%
 as a group (5)
_________________
*   Less than 1%

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

ITEM 13. EXHIBITS

         (a) Exhibits.

         The following exhibits of the Company are included herein.

Exhibit
Number   Description
-------  -----------
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

10.3     License Agreement with L. Perrigo Company.*

10.4     Customer Interaction Service Agreement*

21.      Subsidiaries of the Registrant

31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

31.2 CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

__________
* Previously filed with the Securities and Exchange Commission as exhibits to the registration statement on Form 10-SB, subsequent amendments and reports.

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

         Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2005.

                                        STARMED GROUP, INC.


                                        By: /s/ Herman Rappaport
                                            --------------------
                                            Herman Rappaport

                                            President, Chief Executive Officer,
                                            principal executive officer,
                                            Acting Chief Financial Officer,
                                            principal accounting officer and
                                            Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herman Rappaport            President, Chief Executive Officer,      Date: September 30, 2005
--------------------            principal executive officer,
Herman Rappaport                Acting Chief Financial Officer,
                                principal accounting officer and
                                Director


/s/ Dr. Steven L. Rosenblatt    Executive Vice President and Director    Date: September 30, 2005
----------------------------
Dr. Steven L. Rosenblatt


/s/ Dr. Hector Rodriguez        Vice President and Director              Date: September 30, 2005
------------------------
Dr. Hector Rodriguez


/s/ Dr. Avner Manzoor-Mandel    Vice President and Director              Date: September 30, 2005
----------------------------
Dr. Avner Manzoor-Mandel


/s/ Dr. Joel Feinstein          Vice President and Director              Date: September 30, 2005
----------------------
Dr. Joel Feinstein


/s/ Dr. Seymour Levine          Director                                 Date: September 30, 2005
----------------------
Dr. Seymour Levine
