Form 10QSB
period 2005-09-30
STARMED GROUP INC
filed 2005-11-17
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-33153

                               STARMED GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     52-2220728
(State or other jurisdiction of           (I.R.S. Employer Identification No.
incorporation or organization)

            2029 Century Park East, Suite 1112, Los Angeles, CA 90067
                    (Address of principal executive offices)

                                 (310) 226-2555
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2005, the registrant had 10,751,424 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               STARMED GROUP, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2005 (unaudited)
  and December 31, 2004 .................................................      3

Consolidated Statements of Operations for the three and nine months
  ended September 30, 2005 (unaudited) ..................................      4

Consolidated Statement of Shareholders' Equity (Deficit) for the
  nine months ended September 30, 2005 (unaudited) ......................      5

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2005 and 2004 (unaudited) ...............................      6

Notes to Consolidated Financial Statements (unaudited) ..................      7

Item 2.  Management's Discussion and Analysis or Plan of Operation ......     15

Item 3.  Controls and Procedures ........................................     20

PART II. OTHER INFORMATION ..............................................     21


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, implement our business model, increase our revenues and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate its target market and establish its brand; the effects of competition; regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; operating costs; the amount and effectiveness of our advertising and promotional efforts; and the prospect of adverse publicity. Readers are also urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the Securities and Exchange Commission.

         When used in this Quarterly Report the terms the "Company," "StarMed," " we," "our" and "us" refers StarMed Group, Inc, a Nevada corporation, our wholly-owned subsidiary, Sierra Medicinals, Inc., an Arizona corporation. The information which appears on our web sites at www.starmedgroup.com and www.sierramed.com is not part of this Quarterly Report.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                        ------------------    -----------------
                                                   ASSETS

Current assets:
   Cash .............................................................   $          158,980    $          72,708
   Accounts receivable ..............................................                  962               16,561
   Inventory ........................................................               17,449               32,970
   Prepaid expenses .................................................               65,413                2,113
   Deferred financing costs .........................................               30,000                    -
                                                                        ------------------    -----------------

      Total current assets ..........................................              272,804              124,352

Equipment and furniture:
   Office furniture and computers ...................................               65,063               65,063
   Accumulated depreciation .........................................              (37,410)             (30,438)
                                                                        ------------------    -----------------

      Total equipment and furniture .................................               27,653               34,625
                                                                        ------------------    -----------------

Deferred tax assets .................................................                    -              105,000
Deposits ............................................................                5,016                5,266
                                                                        ------------------    -----------------

      Total assets ..................................................   $          305,473    $         269,243
                                                                        ==================    =================

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .................................................   $           28,014    $          21,381
   Accrued expenses .................................................              324,396              334,105
   Income tax payable ...............................................               13,046               25,400
   Note payable .....................................................              399,601                    -
   Capital lease obligation - current portion .......................               11,295               15,808
                                                                        ------------------    -----------------

      Total current liabilities .....................................              776,352              396,694

Long term debt:
   Capital lease obligation - less current portion ..................                    -                6,875
                                                                        ------------------    -----------------

      Total long term debt ..........................................                    -                6,875
                                                                        ------------------    -----------------

      Total liabilities .............................................              776,352              403,569

Commitments .........................................................                    -                    -

Shareholders' equity (deficit):
   Preferred stock (par value $0.01) 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and
      December 31, 2004, respectively ...............................                    -                    -
   Common stock (par value $0.01) 100,000,000 shares authorized;
      10,751,424 and 7,056,424 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively ........              107,514               70,564
   Subscription receivable ..........................................              (16,250)                   -
   Additional paid in capital .......................................              233,511              109,646
   Accumulated deficit ..............................................             (795,654)            (314,536)
                                                                        ------------------    -----------------

      Total shareholders' equity (deficit) ..........................             (470,879)            (134,326)
                                                                        ------------------    -----------------

      Total liabilities and shareholders' equity (deficit) ..........   $          305,473    $         269,243
                                                                        ==================    =================

                 See accompanying notes to financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ---------------------------   --------------------------

                                                                     2005           2004           2005          2004
                                                                 ------------   ------------   -----------   ------------
Sales ........................................................   $        288   $     16,742   $    10,019   $  1,736,281
Revenues from royalties ......................................            488         25,667        24,486         90,449
                                                                 ------------   ------------   -----------   ------------

      Total revenues .........................................            776         42,409        34,505      1,826,730
                                                                 ------------   ------------   -----------   ------------

Cost of sales ................................................         12,745         11,610        22,161      1,410,046
                                                                 ------------   ------------   -----------   ------------

Gross profit (loss) ..........................................        (11,969)        30,799        12,344        416,684

General, selling and administrative expenses:
   Compensation ..............................................         62,724         27,050       141,355         71,565
   Salaries ..................................................              -         71,877             -         99,642
   Professional fees .........................................         41,326         11,841        75,547         38,232
   Accounting fees ...........................................         13,981          8,477        30,219         31,195
   Office ....................................................          6,466        (13,550)       15,636         25,297
   Rent ......................................................         15,344         19,864        45,595         49,485
   Insurance .................................................          7,289          5,919        17,556         11,999
   Advertising, marketing and promotion ......................            814         12,469         2,042         43,176
   Depreciation ..............................................          2,324          2,324         6,972          6,972
   Travel ....................................................          1,677           (859)        2,313            833
   Other expenses ............................................              -              -             -         27,915
                                                                 ------------   ------------   -----------   ------------

      Total general, selling and administrative expenses .....        151,945        145,412       337,235        406,311
                                                                 ------------   ------------   -----------   ------------

Income (loss) from operations ................................       (163,914)      (114,613)     (324,891)        10,373
Interest expense .............................................        (46,730)        (1,133)      (48,586)        (4,416)
                                                                 ------------   ------------   -----------   ------------

Income (loss) before income taxes ............................       (210,644)      (115,746)     (373,477)         5,957
(Benefit) provision for income taxes .........................          2,641        (10,300)      107,641          1,700
                                                                 ------------   ------------   -----------   ------------

Net income (loss) ............................................   $   (213,285)  $   (105,446)  $  (481,118)  $      4,257
                                                                 ============   ============   ===========   ============

Net income (loss) per share - basic ..........................   $      (0.02)  $      (0.01)  $     (0.05)  $       0.00
                                                                 ============   ============   ===========   ============

Net income (loss) per share - diluted ........................   $      (0.02)  $      (0.01)  $     (0.05)  $       0.00
                                                                 ============   ============   ===========   ============

Weighted average number of shares outstanding - basic ........      9,126,424      7,056,424     9,040,343      7,048,842
                                                                 ============   ============   ===========   ============

Weighted average number of shares outstanding - diluted ......      9,126,424      7,056,424     9,040,343      7,048,842
                                                                 ============   ============   ===========   ============

                 See accompanying notes to financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                        PREFERRED STOCK                     COMMON STOCK                                  TOTAL
                                     --------------------  ---------------------------------------------               SHAREHOLDERS'
                                     NUMBER OF  PAR VALUE   NUMBER OF  PAR VALUE  SUBSCRIPTION   PAID IN  ACCUMULATED     EQUITY
                                       SHARES    ($0.01)     SHARES     ($0.01)    RECEIVABLE    CAPITAL    DEFICIT      (DEFICIT)
                                     ---------  ---------  ----------  ---------  ------------  --------  -----------  ------------
Balance at December 31, 2003 ......          -  $       -   6,936,424  $  69,364  $          -  $ 88,924  $  (214,659) $    (56,371)

Common shares issued for
   services in January 2004,
   valued at $0.01 per share ......          -          -     110,000      1,100             -         -            -         1,100
Common shares issued for
   cancellation of contract
   and in exchange for
   accounts payable in March
   2004, valued at $2.08 per
   share ..........................          -          -      10,000        100             -    20,722            -        20,822

Net loss ..........................          -          -           -          -             -         -      (99,877)      (99,877)
                                     ---------  ---------  ----------  ---------  ------------  --------  -----------  ------------

Balance at December 31, 2004 ......          -          -   7,056,424     70,564             -   109,646     (314,536)     (134,326)

Common shares issued for
   services in during 2005 ........          -          -   2,070,000     20,700             -         -            -        20,700
Issuance of warrants ..............          -          -           -          -             -   123,865            -       123,865
Shares issued for services to
   be provided ....................          -          -   1,625,000     16,250       (16,250)        -            -             -
Net loss ..........................          -          -           -          -             -         -     (481,118)     (481,118)
                                     ---------  ---------  ----------  ---------  ------------  --------  -----------  ------------

Balance at September 30, 2005
   (unaudited) ....................          -  $       -  10,751,424  $ 107,514  $    (16,250) $233,511  $  (795,654) $   (470,879)
                                     =========  =========  ==========  =========  ============  ========  ===========  ============

                 See accompanying notes to financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                            FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -------------------------

                                                                2005          2004
                                                            -----------    ----------
Cash flows from operating activities:
   Net income (loss) ....................................   $  (481,118)   $    4,257
Adjustments to reconcile net income (loss) to net cash:
   Depreciation .........................................         6,972         6,972
   Amortization of deferred Financing costs .............        43,466             -
   Deferred tax assets ..................................       105,000        12,000
   Shares issued for services ...........................        20,700         1,100
(Increase) decease in operating assets:
   Accounts receivable ..................................        15,599        (8,864)
   Inventory ............................................        15,521        24,553
   Prepaid expenses .....................................       (63,300)        2,759
   Deposit ..............................................           250        (4,369)
Increase (decrease) in operating liabilities:
   Accounts payable .....................................         6,633       (80,573)
   Accrued expenses .....................................        (9,709)      (48,095)
   Income tax payable ...................................       (12,354)       15,000
                                                            -----------    ----------

Net cash provided (used) by operating activities ........      (352,340)      (75,260)
                                                            -----------    ----------

Cash flows from financing activities:
   Capital lease payments ...............................       (11,388)      (14,823)
   Issuance of notes payable ............................       326,135             -
   Warrants issued ......................................       123,865             -
                                                            -----------    ----------

Net cash (used) provided by financing activities ........       438,612       (14,823)
                                                            -----------    ----------

Net increase (decrease) in cash .........................        86,272       (90,083)

Cash, beginning of period ...............................        72,708       247,288
                                                            -----------    ----------

Cash, end of period .....................................   $   158,980    $  157,205
                                                            ===========    ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCIAL ACTIVITIES:
   Stock issued for compensation and services ...........   $    20,700    $    1,100
                                                            ===========    ==========
   Stock issued in exchange for accounts payable ........   $         -    $   20,822
                                                            ===========    ==========
   Stock issued for services to be provided .............   $     1,625    $        -
                                                            ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Payments of interest ..............................   $     1,911    $        -
                                                            ===========    ==========
      Income taxes ......................................   $    12,354    $        -
                                                            ===========    ==========

                 See accompanying notes to financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS FOR PRESENTATION

         The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         During the nine months ended September 30, 2005 and 2004, the Company had sales of approximately $10,019 and $47,908, respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         ADVERTISING, MARKETING AND PRODUCTION COSTS

         The Company expenses advertising, marketing and production costs as incurred. For the nine months ended September 30, 2005 and 2004, the Company incurred advertising expense of $2,042 and $43,176 respectively.

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

         CONCENTRATIONS

         During the nine months ended September 30, 2004, a single customer accounted for 92% of sales. There were no concentrations during the nine months ended September 30, 2005.

         During the nine months ended September 30, 2004, products purchased from a manufacturer accounted for approximately 96% of purchases. There were no concentrations during the nine months ended September 30, 2005.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

4.       CORPORATE CREDIT CARD

         The Company has available up to $29,000 on an unsecured corporate credit card. The minimum payment due was $187 as of September 30, 2005. The Company had an outstanding balance of $13,907 and $10,040 as of September 30, 2005 and December 31, 2004, respectively, which is included in accounts payable.

5.       NOTES PAYABLE AND CAPITAL LEASE

         NOTES PAYABLE

         On July 23, 2003, the Company entered into an agreement for the cancellation of a note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The shares are restricted pursuant to Rule 144. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. As of the date of the transaction there was no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively.

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       NOTES PAYABLE AND CAPITAL LEASE (Continued)

         NOTES PAYABLE (Continued)

         dollars ($1,000,000) or more. The note has certain financial and restrictive covenants. The Company is also required to reserve a sufficient number of shares of common stock to be issuable upon conversion of this note and exercise of the warrants. As of September 30, 2005, the Company is in compliance with all restrictive covenants. The stock purchase warrant entitles the holder to purchase, at an exercise price per share equal to $.40 per share, up to 250,000 shares of the Company's common stock. The exercise price is subject to an adjustment related to any dividends, subdivisions, combinations, or issuances of shares at a discounted price. The fair value of the stock purchase warrant was approximately $123,865 and was determined using the Black Scholes pricing model. The warrant can be exercised in whole or in part and expire on June 28, 2010. No warrants were exercised as of September 30, 2005. The Company's obligations to the note holder are collateralized by a security interest in all of the Company's assets. A placement fee totaling $40,000 was deducted from the proceeds of the offering. The Company is expensing this fee over the life of the note. The balance of the deferred financing costs at September 30, 2005 was $30,000.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has allocated the proceeds received in the private offering to the warrant and the note based on their relative fair market values at the time of issuance. The proceeds allocated to the warrant, $123,865, were accounted for as additional paid-in capital. This resulted in the note being discounted by $133,865. The discount consists of $123,865 related to the warrants and the discount of $10,000 related to the promissory note. The Company is expensing this discount over the life of the note. As of September 30, 2005, the Company had recorded a total of $43,466 amortization expense related to this discount.

         CAPITAL LEASE

         The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate at $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $11,295 and $22,683 at September 30, 2005 and December 31, 2004, respectively.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       LONG TERM DEBT (Continued)

         CAPITAL LEASE (Continued)

         The equipment under capital lease is as follows:

                                         SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                         ------------------   -----------------

         Computers ....................  $           62,575   $          62,575
         Less: accumulated
           depreciation ...............             (35,967)            (29,262)
                                         ------------------   -----------------

                                         $           26,608   $          33,313
                                         ==================   =================

         Minimum future minimum lease payments under the capital lease as of September 30, 2005 are as follows:

                        FOR THE YEARS ENDED DECEMBER 31,

                                    2005                            $  4,420
                                    2006                               7,366
                                                                    --------

                  Total minimum lease payments ...................    11,786
                  Less: amount representing interest .............      (491)
                                                                    --------

                  Present value of total minimum lease payments ..    11,295
                  Less: current portion ..........................   (11,295)
                                                                    --------

                  Long term portion ..............................  $      -
                                                                    ========

6.       CAPITAL STOCK

         SHARES ISSUED

         On January 13, 2004, the Company issued 110,000 Common shares for services rendered valued at $1,110.

         On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

         During the nine months ended September 30, 2005, the Company issued 2,050,000 common shares for services rendered valued at $20,500.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

6.       CAPITAL STOCK (Continued)

         SHARES ISSUED (Continued)

         In September 2005, the Company issued 1,625,000 common shares in the name of a consultant for business and financial advisory services to be rendered under an agreement dated September 8, 2005. The Company has possession of these shares and will provide them to the consultant upon the commencement of the services. The consultant has commenced rendering its services and the Company intends to deliver the shares to the consultant.

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

7.       INCOME TAXES

         The Company had available approximately $760,000 of unused net operating loss carry-forwards at September 30, 2005, that may be applied against future taxable income. These net operating loss carry-forwards expire in 2025. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2005, the Company continued to maintain a full valuation allowance for the net deferred tax assets resulting from these net operating loss carry-forwards because of uncertainties as to the amount of the future United States taxable income necessary to utilize the net operating losses. The Company has no other material timing differences

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

8.       OFFICE LEASE

         The Company entered into a twelve month lease for office space commencing on November 1, 2003 that expired on October 31, 2004 at which point the Company paid rent on a month-to-month basis. The Company entered into a twelve month lease for office space commencing January 1, 2005 and expiring December 31, 2005. Rent expenses incurred for the nine months ended September 30, 2005 and 2004 was $45,595 and $49,485, respectively. Future minimum rental payments under the office lease are $14,898.

9.       RELATED PARTY TRANSACTIONS

         The Company owes two shareholders a total of $20,135 and $42,344 in expense reimbursements as of September 30, 2005 and December 31, 2004, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of September 30, 2005 and December 31, 2004, respectively.

10.      COMMITMENTS

         Under the agreement dated February 4, 2005, the Company engaged a firm to: arrange market support for the Company's operations and expansion and to provide the method to optimize and effectuate strategies and capitalizations in US public markets; assist the Company and its management with ongoing issues relating to operations in public markets; provide financial advisory services including but not limited to mergers and acquisitions; and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners and potential clients. Under the agreement, the Company is obligated to compensate the consultant through the payment of cash and warrants, depending upon the nature of the consummated transaction giving rise to the obligation to pay compensation. As of the date of this Report, no services have been provided to the Company under agreement.

         On September 8, 2005, the Company entered into a two-year consulting agreement to provide business consulting services as requested, including developing a business plan, developing a strategy for attracting bridge financing, potential leaders and investors in general, and identifying merger and acquisition candidates, joint venture candidates and corporate partners. As consideration for services to be provided, the Company has paid a fee of $49,000 and issued 1,625,000 common shares (See Note 6). The Company has agreed to include these shares in a registration statement to be filed provided that no more than 406,250 of such shares may be resold per quarter. These shares will also be subject to a voting proxy in favor of the Company's President.

         In September 2005 the Company entered into two three-year agreements To establish Wellness Centers, with the Encino Wellness Center (Center) and the Kohala Clinic (Clinic). Under these agreements, the Company will introduce expanded medical services and products to the Center and Clinic. The Company will train the medical doctors and staff in these medical specialties but will not treat any patients. The Company will also manage the business side of the Wellness Centers and will be responsible for the payment of substantially all of the operating expenses of the Wellness Centers. The Company will collect revenues on behalf of the Wellness Centers , and will be entitled to receive an amount equal to the net revenues, after the payment of all expenses that are the obligation of the Company. These services commence in October 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF THE COMPANY'S BUSINESS

         Until recently we developed, formulated and marketed a line of alternative medicinal products. Historically we generate revenues from the sale of our products that include a starch blocker, as well as revenues from royalties for formulas of herbal health products. The substantial portion of revenues for the year ended December 31, 2004 resulted from product sales of our proprietary starch blocker product. Revenues from sales of other products were not meaningful.

         We have redirected our resources towards completion of plans to establish the first of what we envision will be a network of StarMed Wellness Centers. It is envisioned that each StarMed Wellness Center will expand the traditional Western medical treatments, medicines and services provided by an existing medical clinic to include preventative and alternative healthcare services. The medical clinic, which will operate as a participant in the StarMed Wellness Center network, will provide services to its existing patient base and to new customers who seek treatment for existing medical conditions, as well as for some or all of the expanded services that participants in the StarMed Wellness Center network will offer.

         Our management and affiliated physicians have devoted significant time, and pooled their collective experience, to develop our StarMed Wellness Center concept. Our business model calls for our entering into contractual relationships, in general, with existing medical clinics. Under the terms of the agreements, each medical clinic will continue to operate under the direction of a licensed medical practitioner, and provide the traditional medical services that it has historically provided. However, the agreements will require us to provide training, equipment and products to enable the clinics to expand its array of services to include preventative and alternative medical techniques and procedures, such as dietician review and consultation; weight loss and diabetes management services; physical exercise consultation; physical therapy; anti-aging treatments; acupuncture treatments; doctor prescribed and personalized vitamin, mineral and herbal regimens; skin rejuvenation and cosmetology services; and female hormone therapy.

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

         In September 2005 we entered into an agreement with the Encino Wellness Center, Encino, California which operates the Encino Surgical Center, as well as an agreement with the Kohala Clinic in Kamuela, Hawaii. The Encino Surgical Center is an operating medical center and The Kohala Clinic was recently organized in response to community interest in total wellness. Under the terms of these three year agreements, we will introduce expanded medical services and products to the centers including diagnostic testing for individual, personal wellness planning and for existing health conditions. Services will also include proactive change, such as dietary consultation, exercise, life style and history, both personal and family, as well as medical treatment for the overweight and diabetic, anti-aging therapy, skin rejuvenation and other reactive medical services. We will manage the business side of the wellness centers and the current owner of the Encino Wellness Center will serve as Medical Director in Encino. Our vice president and director, Dr. Steven Rosenblatt, and Dr. Barbara Ota, will serve as Medical Director and Clinical Director, respectively, at the Hawaiian center. Our ability to fulfill the terms of these agreements and open one or both of these centers is dependent on our ability to raise additional working capital.

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the opening of our planned Wellness Centers, coupled with severe competition in the marketplace for medicinal products, have contributed to a significant decrease in revenues from product sales during the nine months ended September 30, 2005. While we anticipate that our Wellness Centers will become a recurring market for our medicinal products in the future, we intend to continue to devote our resources to our Wellness Centers, and do not expect that revenues from existing product sales will be a significant source of operating revenues in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment ("SFAS 123R"), which is effective as of the beginning of the first interim or annual period beginning after December 31, 2005. SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, "Accounting for Stock-Based Compensation." We are currently evaluating transition alternatives and valuation methodologies for future grants. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

         In April 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS154). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

RESULTS OF OPERATION

Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004

         Total revenues for the nine months ended September 30, 2005 were $34,505 as compared to $1,826,730 for the nine months ended September 30, 2004, a decrease of $1,792,225, or approximately 98%. Included in total revenues for the nine months ended September 30, 2005 is a decrease of $1,726,262, or approximately 99%, in sales of products and a decrease of $65,963, or approximately 73%, in revenues from royalties. The significant decrease in sales of our products for the nine months ended September 30, 2005 is primarily the result of decreased demand for our products from our principal customer. Sales to this customer, NHTC, Inc., had accounted for a significant increase in total revenues reported by us in fiscal 2004. This customer has subsequently advised us that it has changed its internal strategy and it is unknown when, if ever, that this customer will resume purchasing product from our company at historical levels.

         Also contributing to the decrease in sales is the diversion of our limited resources from marketing efforts to the finalization of plans to open our initial Wellness Center. In addition, we have historically marketed and sold our products over the Internet. During the nine months ended September 30, 2005, we significantly decreased our adverting, marketing and promotional expense, resulting in a decrease in online sales contributing to the overall reduction in total revenues. The decrease in revenues from royalties for the nine months ended September 30, 2005 from the comparable period in fiscal 2004 is the result of the decease in sales of our weight loss product and the increasing attention by us to the development of the Wellness Centers program.

         As described earlier in this section, in September 2005 we entered into agreements with two parties for the establishment of our first two Wellness Centers and we are presently focusing our efforts on the opening of these centers. We do not anticipate that our total revenues will return to fiscal 2004 levels based upon our current level of operations and our business plan is dependent upon the opening of these Wellness Centers to increase revenues. We anticipate that our revenues will increase at such time as the Wellness Centers are open; however, as described elsewhere herein, we are dependent on our ability to raise additional capital to fund the opening of these first two centers. At such time as we are able to open these Wellness Centers, however, we also anticipate selling our products through this outlet. However, neither revenue from Wellness Center operations, nor the extent of product sales, if any, can be predicted at this time.

         We reported total selling, general and administrative expenses of $337,235 for the nine months ended September 30, 2005 as compared to $406,311 for the nine months ended September 30, 2004, a decrease of $69,761, or approximately 17%. The increase in selling, general and administrative expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 includes the following:

         o during fiscal 2005 we reclassified how we report compensation expenses on our income statement. During fiscal 2004 we reported officers salaries separately from other compensation expense under category entitled "Salaries." In fiscal 2005 we report officers salaries as a component of our total compensation expense for the period. We reported a decrease of $29,852, or approximately 17%, in compensation expenses comparable to the combined salary and compensation expense in 2004 which is attributable to a reduction in full time personnel,

         o an increase of $37,315, or approximately 98%, in professional fees which includes an increase of approximately $37,000 in legal fees related to our ongoing capital raising efforts,

         o an decrease of $13,551, or approximately 18%, in rent and office expenses which reflects the continuation of our cost-cutting efforts,

         o an increase of $5,557, or approximately 46%, in insurance expense which reflects increase in health insurance premiums and general liability insurance premiums,

         o a decrease of $41,134, or approximately 95%, in advertising, marketing and promotional expenses,

         o an increase of $1,480, or approximately 178%, in travel related to our ongoing capital raising efforts, and

         o        a decrease of $27,915, or 100%, in other expenses.

         Our total general, selling and administrative expenses for the period ended September 30, 2005 decreased approximately $69,000, or approximately 17%, from the comparable nine month period in fiscal 2004. We anticipate that our total general, selling and administrative expenses will remain relatively constant until the opening of our Wellness Centers. We are not able to predict at this time the amount of increase in total general, selling and administrative expenses which will be attributable to the Wellness Centers, however, management believes that any such increases will ultimately be offset by increased revenues.

         We reported a loss from operations of $324,891 for the nine months ended September 30, 2005 as compared to income from operations of $10,373 for the nine months ended September 30, 2004. This loss is attributable to the decrease in total revenues.

         We reported interest expense of $48,586 for the nine months ended September 30, 2005 as compared to interest expense of $4,416 for the nine months ended September 30, 2004. Interest expense represents interest payable on our corporate credit cards and the $500,000 10% senior secured convertible promissory note issued in June 2005.

         We reported a net loss of $481,118 for the nine months ended September 30, 2005 as compared to net income of $4,257 for the nine months ended September 30, 2004. Based upon our current lack of meaningful revenue, and notwithstanding the cost cutting measures that have been implemented during fiscal 2005, until such time as we are to open one or more of our Wellness Centers and begin generating sufficient revenue to fund our operations, we anticipate that we will continue to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the nine months ended September 30, 2005 was $352,340 as compared to net cash provided by operating activities of $75,260 for the nine months ended September 30, 2004. This change is primarily attributable to:

         o        an increase of $485,375 in our net loss,

         o an increase of $43,466 in deferred financing costs which represents a portion of the discount related to the issuance of the $500,000 principal amount promissory note and common stock purchase warrant in June 2005,

         o an increase in deferred tax asset of $93,000 which has been reduced in conjunction with the loss recorded for the nine months ended September 30, 2005.

         o an increase in shares issued for services, a non-cash expense, of $19,600 resulting from services rendered by third parties which was paid for through the issuance of shares of our common stock as well as stock issued for the satisfaction of accounts payable,

         o an increase of $24,463 in accounts receivable resulting from decreased royalty receivable,

         o        a decrease of $9,032 in inventory,

         o an increase of $66,059 in prepaid expenses which is primarily prepaid legal and consulting fees,

         o a decrease of $4,619 in deposits due to deposit refunds realized,

         o an increase in accounts payable of $87,206 coupled with a decrease in accrued expenses of $38,386, and

         o a decrease of $27,354 in income tax payable reflecting taxes paid.

         Net cash provided by financing activities is $438,612 for the nine months ended September 30, 2005 as compared to net cash used in financing activities of $14,823 for the nine months ended September 30, 2004. This change reflects a decrease of $3,435 in funds used for capital lease payments as well as the proceeds received from the sale of the $500,000 10% senior secured convertible promissory note and related warrants issued in June 2005.

         At September 30, 2005 the Company had cash of $158,980 and a working capital deficit of $503,548. Other than available borrowings under its corporate credit card that could provide it up to $29,000 on an unsecured basis, the Company does not have any external sources of working capital. The Company is constantly evaluating its cash needs and burn rate in order to make appropriate adjustments in operating expenses. In an effort to converse its cash resources, during the nine months ended September 30, 2005, the Company has undertaken certain cost cutting activities which included a reduction funds spent on marketing and promotional activities and certain non-essential, general operating expenses.

         The Company presently has no commitments for capital expenditures during the balance of fiscal 2005; however, the principal and interest under the $500,000 10% senior secured convertible promissory note issued in June 2005 becomes due and payable in June 2006. Implementation of our business plan, including the development of a network of Wellness Center, including the centers in California and Hawaii discussed earlier in this section, funding ongoing operations and satisfying debt obligations as they become due, will require substantial additional capital. Until such time, if any, as Wellness Center operations generate sufficient revenues to sustain operations, we will likely continue to fund operations through the sale of equity or debt securities, or a combination of both. We do not anticipate receipt of revenues from our recently signed agreements to establish StarMed Wellness Centers in Encino, California, and Kamuela, Hawaii, until the first quarter of fiscal 2006. While we anticipate that we will be successful in raising additional capital, we have no firm commitment from any third party to provide additional capital. If we are unable to secure additional working capital, as needed, our ability to open Wellness Centers, grow revenues, meet operating and financing obligations as they become due, and continue business and operations, could be in jeopardy.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our management has concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods described by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Our management, including the Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer and its acting Chief Financial Officer concluded that we maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and its acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         As partial compensation to Paradigm Media Ventures, Inc. under the term of the agreement we entered into with that company in September 2005 as described in Item 5 of Part II of this report, we issued Paradigm Media Ventures, Inc. 1,625,000 shares of our common stock. Paradigm Media had access to information about us and has such knowledge and experience in business and financial matters that it is able to evaluate the risks and merits of an investment in our company. The certificates evidencing the shares issued to Paradigm Media contains a legend restricting transferability of the shares absent registration under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the shares was exempt from registration in reliance on an exemption provided by Section 4(2) of the Securities Act.

         In November 2005, we sold an aggregate of 4,400,000 units of our securities to 48 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. Each unit was sold for a purchase price of $1.00, and consisted of one share of common stock and a five year common stock purchase warrant exercisable at $0.25 per share, which resulted in the issuance by us of an aggregate of 4,400,000 shares of common stock and common stock purchase warrants to purchase an additional 4,400,000 shares of our common stock. We received gross proceeds of $1,100,000. The warrants contain customary anti-dilution adjustments in the event of stock splits and reorganizations, as well as in the event we issue shares of our common stock at a price of less than $0.25 per share.

         Joseph Stevens & Company, Inc. acted as placement agent for us in this offering. As compensation for their services we paid Joseph Stevens & Company, Inc. a commission of 10% ($110,000) and a non-accountable expense allowance of 3% of the gross proceeds we received ($33,000), and agreed to issue Joseph Stevens & Company, Inc. two shares for each $1.00 in gross proceeds from the offering (a total of 2,200,000 shares of our common stock). We used $519,000 of the net proceeds from this offering to repay a bridge loan and the balance will be used for costs related to our Wellness Centers and general working capital. We have agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof.

         We had reasonable grounds to believe that each investor was an "accredited investor" within the meaning of Rule 501 of Regulation D. In addition, each investor was provided access to business and financial about our company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.

ITEM 5.  OTHER INFORMATION

         In September 2005 we entered into an agreement with the Encino Wellness Center, Encino, California which operates the Encino Surgical Center as well as an agreement with the Kohala Clinic in Kamuela, Hawaii. Under the terms of the three year agreement with the Encino Wellness Center, StarMed will introduce expanded medical services and products to the Encino Surgical Center including diagnostic testing for individual, personal wellness planning and for existing health conditions. Services will also include proactive change, such as dietary consultation, exercise, life style and history, both personal and family, as well as medical treatment for the overweight and diabetic, anti-aging therapy, skin rejuvenation and other reactive medical services. We are responsible for training the medical doctors and staff in each of these medical specialties, but we will not treat patients. We will manage the business side of the wellness center and the owner of the Encino Wellness Center, will serve as Medical Director. We have agreed to provide all funding necessary for the introduction of the wellness medical program, organization of the management programs, certain medical staffing (excluding physicians) and marketing and promotion, as well as rental costs associated with the facility. As compensation, the Medical Director will receive a percentage of collected revenues from the Wellness medical services performed by him or other physicians he may hire to work for the center. The Medical Director will also receive a percentage of the gross receipts attributable to the Wellness medical services and products sold at the center, excluding those revenues attributable to services rendered by him or other physicians which he may hire to work at the center. The agreement contains customary confidentiality, non-solicitation and non-compete provisions and may be terminated by either party upon certain occurrences.

         The Kohala Clinic was recently organized in response to community interest in total wellness. Under the terms of the three year agreement with Kohala Clinic, our obligations are substantially similar to those at the Encino Wellness Center. Dr. Steven Rosenblatt, our vice president and a director, will serve as Medical Director of the Kohala Clinic, and Dr. Barbara Ota will serve as Clinical Director. Kohala Clinic will receive a percentage of the revenues received from the medical services performed, as well as percentage of the gross revenues from the sale of supplements, with a guaranteed monthly minimum.

         In September 2005 we also entered into an agreement with Paradigm Media Ventures, Inc. wherein we engaged Paradigm Media to provide business consulting services to us including development of a business plan, development of a strategy for attracting bridge funding, potential lenders and investors, identification of merger/acquisition candidates, joint venture candidates and corporate partners. Under the terms of this two year agreement, we paid Paradigm Media $49,000 and agreed to issue it 1,625,000 shares of our common stock. Paradigm Media has granted Mr. Herman Rappaport, our CEO, a voting proxy over these shares. We granted Paradigm Media piggy back registration rights over these shares, and Paradigm Media agreed to restrict resales to not more than 406,250 of these shares per quarter, subject to compliance with federal securities laws. We agreed to pay Paradigm Media additional cash compensation equal to the reasonable value of its services for any additional services that we may request. The agreement contains customary confidentiality and non-circumvention clauses, and we granted Paradigm Media a right of first refusal for engagement and participation in any contemplated business combination (other than a strategic acquisition or alliance) or reverse merger.

ITEM 6.  EXHIBITS

10.1 Consultant Agreement dated September 8, 2005 between Paradigm Media Ventures, Inc. and StarMed Group, Inc.

10.2     Agreement dated September 14, 2005 with Encino Wellness Center

10.3     Agreement dated September 9, 2005 with Kohala Clinic

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

Dated: November 14, 2005              STARMED GROUP, INC.

                                      By: /s/ Herman Rappaport
                                          --------------------------------------
                                      Herman Rappaport, Chief Executive
                                      Officer and Acting Chief Financial Officer