Form 10KSB
period 2005-12-31
STARMED GROUP INC
filed 2006-04-28
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number: 000-33153

                               StarMed Group, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

                    Nevada                                 52-2220728
                    ------                                 ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

            2029 Century Park East, Suite 1112
                     Los Angeles, CA                          90067
            ----------------------------------             ----------
         (Address of principal executive offices)          (Zip Code)

                     Issuer's telephone number: 310-226-2555

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

                 None                                  not applicable
                 ----                                  --------------
         (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                     common stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $ 18,768 for the fiscal year ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 4, 2006 is approximately $4,716,144.

         As of March 31, 2006, 22,418,424 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes___   No_X_

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our Wellness Center, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms "StarMed Group," "StarMed," the "Company," " we," "our," and "us" refers to StarMed Group, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         StarMedGroup, Inc. is engaged in two businesses: (1) we are developing a network of StarMed Wellness Centers that will offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) we market a line of over-the-counter, alternative medicinal products.

         Historically our operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. All of our revenues for fiscal 2005 were from the sale of our products or royalties related to our products. Our natural medicinal products are intended to address the effects of conditions including arthritis, aging eyesight, obesity and irritable bowel syndrome. We also market a proprietary starch blocker designed for weight loss and maintenance and we have licensed various formulations of our proprietary starch blocker product to third parties. We currently market our medicinal products, directly to consumers, over the Internet.

         However, severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of our 2004 revenues have resulted in a significant reduction in our product sales. Therefore, during fiscal 2005 our management made a strategic decision and redirected our efforts to the development and establishment of a network of StarMed Wellness Centers.

         StarMed Wellness Centers will focus on promoting general wellness by addressing the underlying causes of a variety of chronic diseases such as obesity and stress. Our long-term goal is to expand the number of clinics with which we contract to develop a network of StarMed Wellness Centers each of which will provide clients a full range of preventative, traditional medical and alternative treatments directed towards achieving "total wellness." Our StarMed Wellness Centers concept is founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicinals to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity. Our management and affiliated physicians have devoted significant time, and pooled their collective experience, to develop our StarMed Wellness Center concept.

         It is envisioned that each StarMed Wellness Center will expand the traditional Western medical treatments, medicines and services provided by an existing medical clinic to include preventative and alternative healthcare services. The medical clinic, which will operate as a participant in the StarMed Wellness Center network, under the supervision of its existing medical director, will provide services to its existing patient base and to new customers who seek treatment for existing medical conditions, as well as for some or all of the expanded services that participants in the StarMed Wellness Center network will offer.

         While we anticipate that our Wellness Centers will become a recurring market for our medicinal products in the future, we do not expect that our marketing of natural medicinal products will consume a significant portion of our future operating resources, or that medicinal product sales will account for a substantial portion of our future revenues.

OUR STARMED WELLNESS CENTER BUSINESS MODEL

         General

         Our StarMed Wellness Centers concept is founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicinals to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity.

         Over the course of the last few years, our management has evaluated those proactive and reactive traditional and alternative medical treatments and procedures, medical equipment and devices, and medicinal products that we believe would be most appropriate in a clinical setting offering both traditional and alternative practices. We believe that the StarMed Wellness Center business plan is the first business model that envisions expansion into a national chain of Wellness Centers to be staffed by medical doctors whose practices will be complemented by preventative medicine and total wellness services. We are convinced that the incidence and severity of certain medical conditions, such as diabetes and heart disease, could be reduced by addressing underlying circumstances that contribute to those conditions, such as stress and obesity. These conditions are recognized by the StarMed Wellness program as among those in need of preventative care, whereas most traditional medical practices do not devote the time or have the understanding to address these and other underlying causes of poor health.

         We have assembled a Board of Directors which includes physicians who share our vision of integrating preventative and Western medicines through the treatment of existing illnesses with Western medicines, and the promotion of overall health and wellness through the incorporation of alternative medical products and techniques in the treatment of chronic illnesses. Each of these affiliated physicians is trained in Western medicine and is or was on the medical or teaching staffs of Cedars-Sinai Medical Center, UCLA Medical School or other similarly-statured institution. These members of our Board of Directors, some of whom are also officers of our company, include:

         o Dr. Steven Rosenblatt. Dr. Rosenblatt, a practicing physician, who is also our Executive Vice President and serves as President of our Sierra Medicinals, Inc. subsidiary. Dr. Rosenblatt's initial efforts on our behalf were directed to the research and formulation of medicinal supplements for the growing aging population. Dr. Rosenblatt is responsible for developing and internally proving the efficacy of the StarMed Wellness Center concept. Recognizing the increasing danger to American health of obesity, Dr. Rosenblatt co-authored the Harper Collins book, The Starch Blocker Diet, for weight loss, with well-known science writer Cameron Stauth, presently in its sixth printing, with a paperback edition printed in February 2005. He has appeared nationwide, as well as internationally in Europe, China and Australia, since the book's publishing on over 400 radio, TV talk show and print media interviews as well as product conventions, as a medical authority on weight loss and wellness.

         o Dr. Hector Rodriquez. Dr. Rodriguez, who is also a Vice President of our company, is a Clinical Professor of Medicine at UCLA and practicing medical specialist. Dr. Rodriquez has appeared on Spanish television answering call-in health questions. The Starch Blocker Diet has been translated into Spanish under the guidance of Dr. Rodriquez, who presides over our Hispanic market operations.

         o Dr. August Reader. Dr. Reader, who also serves as a per diem consultant to us, is a neuro-ophthalmologist and, as our former medical director, originated our product for aging eyesight. He is a well-known medical authority and lecturer in the United States, Japan and elsewhere on integrated medicine.

         o Dr. Manzoor-Mandel. Dr. Manzoor-Mandel, who is also a Vice President of our company, holds medical degrees from Pahlavi University and the University of Maryland. He is a member of the American College of Cosmetic Surgery and the College of Obstetrics and Gynecology. For the past 20 years he has been in private practice in Los Angeles.

         o Dr. Joel Feinstein, F.A.C.S. Dr. Feinstein, who is also a Vice President of our company, holds degrees from Penn State University, M.S. in Physiology, and M.D. from Downstate Medical Center, Brooklyn, N.Y. Dr. Feinstein is gastroenterologist consultant to Cedars-Sinai Medical Center and a consultant on Colon Cancer as well as Associate Clinical Professor of Medicine at UCLA, and a member of the Education Committee, American Cancer Society, Los Angeles. Dr. Feinstein has appeared as a medical authority on numerous conferences including that of moderator at the World Congress of Gastroenterology. Dr. Feinstein is a practicing physician and specialist in gastroenterology.

         o Dr. Seymour Levine. Dr. Levine is an advisor to us on rheumatology. Dr. Levine is in private practice of rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the Johns Hopkins University. Dr. Levine is a member of the President's Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

         We believe that their unique experience and ties to these institutions will enable them to guide us in understanding new directions in conventional and alternative methods and how we can incorporate those methods into our products and services.

         Operations and Services

         Each StarMed Wellness Center will enhance the operations of an existing medical clinic through a contractual relationship with our company that enables the clinic to expand its traditional services to include preventative care and alternative medical techniques. The medical clinic will continue to operate under its existing name, "as a participating facility" in the StarMed Wellness Center network. The medical operations of each Wellness Center will be supervised by one or more licensed physicians and other qualified personnel, and, typically, will be open to the public 10 hours per day, six days per week. It is expected that the StarMed Wellness Center will offer services including:

         o  Dietician review and consultation;
         o  Weight loss and diabetes management services;
         o  Physical exercise consultation;
         o  Physical therapy;
         o  Anti-aging treatments;
         o  Acupuncture treatments;
         o Doctor prescribed and personalized vitamin, mineral and herbal regimens;

         o  Skin rejuvenation and cosmetology services;
         o  Female hormone therapy;
         o  Pain management;
         o  Food allergy diagnosis and treatment; and
         o  Genome testing.

         Relationship with Medical Clinics

         In order to avoid the brick and mortar costs of building StarMed Wellness Centers, we have determined to form strategic alliances through contractual arrangements with existing medical clinics that will permit the medical clinic to expand the array of services it provides to include preventative and alternative treatments and techniques. The services to be provided at each StarMed Wellness Center will be negotiated with the medical clinic prior to entering into an agreement for our services, will vary depending upon the particular needs of each prospective Wellness Center, and will draw upon factors including community needs. Depending upon applicable state and local regulatory requirements and limitations, we anticipate that our services will be provided under a variety of relationships with medical clinics. In some instances, we will provide services under a management consulting agreement and/or an administrative services agreement. In other cases, we may provide services in conjunction with one or more licensed physicians or physician practices with whom we contract to provide services to the medical clinic. We may also utilize a combination of these relationships. Depending upon the particular structure of the relationship with the medical clinic, we expect to generate revenues through a variety of means, including management fees, consulting fees, fees for administrative services and/or arrangements where we receive a percentage of revenues from the operation of the StarMed Wellness Center.

         Market

         StarMed Wellness Centers' primary market is today's aging baby boomers and others seeking to look and feel better, as well as slow their aging process. We believe that wellness has universal appeal. Everyone wants to live longer, and in good health. People today are better educated and are demanding more effective medicine that is affordable and safe, without dangerous side effects. StarMed Wellness Centers will be designed to appeal to clients at all income levels. If and to the extent that the enhanced services to be offered at our Wellness Centers become reimbursable under third party insurance reimbursement guidelines increases, we expect that the number of persons who will be attracted to StarMed Wellness Centers will also increase.

         While our initial focus is in the California and Hawaiian markets, we believe that the StarMed Wellness Center concept is amenable to national expansion, with services priced to be affordable to all income levels. We believe the business model is flexible to permit expansion to serve the needs of more affluent clients or changed to serve regional needs. Informal discussions indicate that hotels may be interested in offering StarMed's Wellness services to their guests. Management also believes that international expansion of Wellness Centers will present attractive opportunities. Although individual destination-oriented spas are becoming widespread, we are aware of no similar doctor-managed facilities, focused on preventative medicine and total health.

Our Medicinal Products

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the development of our Wellness Center business model, coupled with severe competition in the marketplace for medicinal products, contributed to a significant decrease in revenues from product sales during the first half of 2005. While we anticipate that our Wellness Centers will become a recurring market for our medicinal products in the future, we do not expect that our marketing of natural medicinal products will consume a significant portion of our future operating resources, or that medicinal product sales will account for a substantial portion of our future revenues.

         Products:

         We engage in the development, formulation and marketing of natural, over-the-counter, alternative medicinal products, and other aspects of the natural alternative medicinal market. Our line of over-the-counter medicinal products is currently marketed by us over the Internet. Our natural medicinal products are intended to address the effects of conditions including arthritis, aging eyesight, obesity and irritable bowel syndrome. Our product line includes:

      o Sierra Sight D and Sierra Sight W, blends of natural medicinals formulated to help combat the effects of aging eyesight;

      o SierraMed JT Penetrating Cream, a topical cream that penetrates the skin and reaches deep into joints to relieve symptoms associated with arthritis;

      o Sierra Colon IB, a blend of 20 Chinese herbs and minerals designed to help reduce symptoms related to irritable bowel syndrome; and

      o Sierra Slim, a proprietary weight loss supplement based upon a patented (owned by Pharmachem Laboratories) starch blocker known as Phase 2TM.

         Manufacturing

         Our medicinal products are formulated on our behalf by Herman Rappaport and Dr. Steven Rosenblatt, based upon research published in authoritative journals. Our products are manufactured to our formulated specifications by a third party manufacturer. Our current manufacturer, American Supplement Technologies of Tempe, Arizona, is a full service contract manufacturer of dietary supplements, maintains product liability insurance on which we are named as an additional insured. American Supplement Technologies manufactures our medicinal products on a purchase order basis, and we have no long-term commitments with any manufacturer, although we believe that there are numerous sources of production for our products and we do not believe we are dependent upon this or any other manufacturer. During the production process, private labels containing the "Sierra" brand name are affixed to our medicinal products by the manufacturer.

         Raw materials contained in our medicinal products include vitamins, minerals and herbal supplements. Raw materials are available from a variety of sources, on a purchase order basis, and we do not believe that we are dependent upon any one source for these materials. Our primary supplier of Phase2 starch blocker material is Pharmachem Labs in New Jersey.

         We maintain general liability insurance with coverage of $1,000,000. We do not yet maintain product liability insurance on our own behalf; however, we are named as an additional insured to the extent of $1,000,000 under the product liability policy carried by our product manufacturer. We intend to obtain product liability insurance at such time and with such coverage limits as we are required to maintain, consistent with our financial condition. However, until that time, we are subject to product liability claims that, if successful, could result in a substantial judgment being rendered against us. The public perception surrounding a product liability claim, even if unsuccessful, could materially and adversely affect our reputation and sales.

         Marketing

         We currently market our alternative medicinal products directly, over the Internet on our website at www.sierramed.com. For fiscal 2005 and fiscal 2004, sales made from our web site were $12,160 and $40,000, respectively. We offer customers who purchase products from our web site a 30-day money back guarantee, less shipping costs.

         On May 8, 2003, we entered into a five-year license agreement with L. Perrigo Company, a manufacturer and marketer of dietary maintenance and supplements, under which we granted to L. Perrigo the exclusive rights to all of our weight loss products promoted for human dietary maintenance in dietary supplement, for the United States, Canadian and the United Kingdom markets, including their respective territories, possessions and military installations. Marketing efforts are limited to authorized distribution channels consisting of food and drug mass market retailers. We retained the right to market to health food stores other than GNC, direct to consumer channels such as multi level marketing, direct mail and Internet outlets that have no consumer retail outlets. For the years ended December 31, 2005 and 2004, L. Perrigo Company paid us $24,486 and $104,776, respectively, in royalty fees under the license agreement. In 2005, L. Perrigo orally notified us that it will cease to distribute our weight loss products. We are currently in the process of reviewing our legal rights against L. Perrigo as a result of its decision to discontinue the distribution of our weight loss products.

         We also entered into an agreement with Natural Health Trends Corporation under which Natural Health Trends' Lexxus International, Inc. subsidiary was granted the exclusive right to market a version of our starch blocker product formulated specifically for Natural Health Trends in network or multilevel marketing to international sources. For the years ended December 31, 2005 and 2004, Lexxus International paid us $0 and $1,688,373 under the agreement. We do not expect our agreement with Lexxus International to materially contribute to our revenues in 2006.

         Future Product Sales

         We intend to offer our products in conjunction with the operation of our StarMed Wellness Centers. We believe that, as our operations expand, StarMed Wellness Centers will become a "captive" market for our medicinal products. We also believe that there is a large market for our products in Latin-speaking markets, and we intend to pursue that market under the direction of Dr. Hector Rodriguez, our Vice President and a director.

RESEARCH AND DEVELOPMENT

         For the fiscal years ended December 31, 2005 and 2004, we expended $0 and $80,629, respectively, for company-sponsored research and development activities.

COMPETITION

         Our StarMed Wellness Centers will experience competition from individual and group medical practitioners and others schooled in alternative medicinal products and techniques, including Western medical doctors, herbalists, acupuncturists and others. Many of these individuals and groups have significantly greater operating histories and resources than we do. However, we believe that until such time as others are able to research and develop a similar business model, our Wellness Centers will be the only existing centers designed to focus on preventative medicine through the incorporation of physician-directed, traditional Western medical treatments and techniques and alternative medical practices.

         We believe that the market for natural, alternative medicinal products is increasing, but we expect to encounter intense competition from other manufacturers and marketers of vitamins, supplements, neutraceutical products and over-the-counter medicinal products. Many of our competitors have significantly greater financial resources and substantially longer operating histories than we do. We may never become a competitive factor in the market for medicinal products. Among our competitors in the medicinal product market are Thorne Research, Douglas Labs, Jarrow Formulas, Twinlab, KAL, Herbalife, Allergy Research Group and Weider Nutrition International, Inc.

         We believe that we will distinguish ourselves from our competitors in the medicinal products marketplace because:

      o Our products have been developed and are supported by the expertise of our affiliated physicians;

      o Our Wellness Centers will serve as a "captive" audience for our over-the-counter, alternative medicinal products; and

      o Our Wellness Center physicians will identify and prescribe a regimen of medicinal products tailored to the needs of the individual client.

INTELLECTUAL PROPERTY

         We own the registered trademarks "Products that work from Doctors who care" and "StarMed Wellness Centers".

         It is our experience that patents for medicinal supplements are of limited value because nominal changes in ingredients and/or in formulation will often invalidate the patent. Therefore, we have not patented or otherwise filed for protection of the formulae for our medicinal products. We rely upon confidentiality agreements and common law trade secret protections in order to prevent others from improperly using our proprietary information. However, our medicinal products consist of natural ingredients that are readily available, and there is no assurance that others will not independently develop their own products using similar formulations to those comprising our products, or that others will not develop more effective formulations to address the conditions that our products are meant to treat.

GOVERNMENT REGULATION

         Regulations related to our products

         The manufacturing, processing, formulating, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture, or USDA and the Environmental Protection Agency, or EPA. Our activities are also regulated by various agencies of the states, localities and foreign countries to which our products may be distributed and in which our products may be sold.

         The composition and labeling of dietary supplements, which comprise a significant majority of our medicinal products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act, or FFDC Act. The FFDC Act, the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, may all impact our products.

         To our knowledge, the manufacture and sale of our natural medicinal products do not require filings with or approvals, licenses or permits from any regulatory authority. However, product claims are regulated by the Federal Food and Drug Administration and we are required to state on our product labels that:
"These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease." We believe that all advertising and marketing of medicinal products in the United States is being performed in strict compliance with applicable U.S. government regulations. We are not marketing or manufacturing any of our products in any foreign country at present, and therefore, we are not required to comply with any foreign regulations.

         Regulations related to the StarMed Wellness Centers

         Our business model for the establishment of a network of branded StarMed Wellness Centers will be subject to substantial federal, state and local government health care laws and regulations. The terms of agreements we may enter into with medical centers joining the StarMed Wellness Center network will vary from center to center based upon that particular center's needs. We will strive to ensure that each agreement complies with all applicable state and federal laws, however we as a result of the complexity of the various rules and regulations we cannot assure you that we will be successful in every instance. In addition, laws and regulations are constantly changing and may impose additional requirements on these operations. These changes could have the effect of impeding our ability to do business with the medical centers which are participating in the StarMed Wellness Center network or reduce our ability to implement our business model.

         Corporate Practice of Medicine
         ------------------------------

         California and certain other states in which we may do business have corporate practice of medicine laws which prohibit non-physicians from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Under the terms of our agreements, we may provide management services to the StarMed Wellness Center in exchange for a service fee. We intend to structure our relationships with the medical centers in a manner that we believe prevents us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the practices or the physicians. Nevertheless, state regulatory authorities or other parties could assert that our agreements violate these laws.

         Fee-Splitting
         -------------

         Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, it is not considered to be fee-splitting when the payment made to the physician is reasonable reimbursement for services rendered on the physician's behalf. We may enter into agreement with medical centers under which we will be reimbursed by physicians on whose behalf we may provide management services. The compensation provisions of the management services agreements we may enter into will be designed to comply with applicable state laws relating to fee-splitting. There can be no certainty, however, that if challenged, we will be found to be in compliance with each state's fee-splitting laws. A determination in any state that we are engaged in any unlawful fee-splitting arrangement could render any management agreement between us and a medical center located in such state unenforceable or subject to modification in a manner adverse to our interests.

         Anti-Kickback Statute
         ---------------------

         The anti-kickback provisions of the Social Security Act (the "Anti-Kickback Statute") prohibit anyone from knowingly and willfully soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs or offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs. The prohibited remuneration may be paid directly or indirectly, overtly or covertly, in cash or in kind.

         Violation of the Anti-Kickback Statute is a felony, and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

         As the result of a congressional mandate, the Office of the Inspector General of the Department of Health & Human Services promulgated regulations specifying certain payment practices which the Office of Inspector General determined to be at minimal risk for abuse. The Office of Inspector General named these payment practices "safe harbors." If a payment arrangement fits within a safe harbor, it will be deemed not to violate the Anti-Kickback Statute. Merely because a payment arrangement does not comply with all of the elements of any safe harbor, however, does not mean that the parties to the payment arrangement are violating the Anti-Kickback Statute.

         We may receive fees under agreements with medical centers for management and administrative services. We do not believe we will be in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs. Because the provisions of the Anti-Kickback Statute are broadly worded and have been broadly interpreted by federal courts, however, it is possible that the government could take the position that we, as a result of our relationships with the medical center will be subject, directly and indirectly, to the Anti-Kickback Statute. We will seek to enter into agreements with the medical centers which are structured in a manner that will not violate the Anti-Kickback Statute. Nevertheless, we cannot guarantee that a regulator would not conclude that the compensation to us under the management agreements constitutes prohibited remuneration.

         Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of federal anti-kickback laws, we believe that these laws prohibit payments to referral sources where a purpose for payment is for the referral. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation. Therefore, no assurances can be given that our activities will be found to be in compliance.

         Stark Law
         ---------

         Section 1877 of Title 18 of the Social Security Act, commonly referred to as the "Stark Law," prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered "designated health services" if the physician or an immediate family member of the physician has a "financial relationship" with that entity. Sanctions for prohibited referrals include denial of Medicare payment, and civil money penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by the Stark Law are not covered by Medicare and payments improperly collected must be promptly refunded. At least some of the states in which we may do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Although we will attempt to structure our agreements with the medical centers in a manner that avoids violating these laws, or in a manner that we believe does not trigger the law, state regulatory authorities or other parties could assert that our agreement with a medical centers violate these laws which could subject us to civil penalties and require us to terminate the particular management agreement.

         HIPAA
         -----

         Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. The scope of services we may perform for a particular medical center may include the collection, use, maintenance and transmission of patient information in ways that may or will be subject to many of these laws and regulations. HIPAA applies to covered entities, which include most healthcare providers and health plans. HIPAA also requires covered entities to bind contractors to compliance with certain burdensome HIPAA requirements. Other federal and state laws restricting the use and protecting the privacy of patient information may also apply to us, either directly or indirectly.

         The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform Security Standards, or Security Rule. The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. If we perform billing and collection services for the Wellness Center we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA

Privacy Rule restricts the use and disclosure of patient information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that will be imposed on us.

         Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the Federal Trade Commission, which concern consumer notice, choice, security and access.

         Numerous other federal and state laws protect the confidentiality of private information. These laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expenses, adverse publicity and liability.

         New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we will be required to handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

         False and Other Improper Claims
         -------------------------------

         The federal government is authorized to impose criminal, civil and administrative penalties and/or exclusions on any health care provider and its officers, directors, and in certain limited circumstances, its owners that files a false claim or a pattern of claims based on a code that the provider has reason to know will result in greater payments than appropriate, claims for items or services not medically necessary, or for the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind), that is intended to induce the referral of federal health care program patients or the ordering of items or services reimbursable under those programs or the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. Civil monetary penalties can also be imposed if a person "arranges or contracts" with a person excluded from a federally funded health care program, if they knew or should have known such person was excluded from reimbursement from Medicare or Medicaid. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud, wire fraud, health care fraud, theft or embezzlement in connection with health care or false statements relating to health care matters. While the criminal statutes are generally reserved for instances evincing an obviously fraudulent intent, the criminal and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. The government has taken the position, for example, that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government has also taken the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. The government, in cases of suspected fraud, can freeze the assets of a health care provider and in the case of a federal health care offense can order the forfeiture of assets that constitute or are derived from proceeds traceable to the offense.

         We will conduct our business in a manner so that any billing activities we undertake on behalf of a StarMed Wellness Centers will be in material compliance with these laws, but there can be no assurance that our activities will not be challenged or scrutinized by government authorities.

EMPLOYEES

         As of March 31, 2006, we had five full-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

OUR HISTORY

         We were incorporated in Nevada on August 13, 1981, under the name Port Star Industries, Inc. We were organized to succeed to the properties, rights and obligations of Port Star Industries, Inc., a publicly-held North Carolina corporation formed on November 3, 1961 under the name of Riverside Homes, Inc. ("Port Star North Carolina").

         At the time of our formation, Port Star North Carolina had no assets, liabilities or operations. In order to change the domicile of Port Star North Carolina to Nevada:

         o Port Star North Carolina caused our formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and

         o issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder's share ownership of Port Star North Carolina.

         At the time of the reincorporation, Herman Rappaport, our founder, president and chief executive officer was the principal stockholder of Port Star North Carolina. Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

         We remained inactive until March 20, 1984, when our stockholders voted to acquire Energy Dynamics, Inc., and changed our name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non-performance by Energy Dynamics. At this time, we changed our name to Heathercliff Group Inc., and from 1984 to 1985, engaged in real estate development. Real estate operations ceased in 1985, and, in 1985, Nevada revoked our charter for failing to file required reports.

         On January 10, 2000, we revived our Nevada charter and, in connection therewith, we changed our name to StarMed Group, Inc. At the time of the revival of our charter, we had no assets or liabilities, and Mr. Rappaport was our majority stockholder either directly or through his family trust.

         On July 27, 2001, we acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March 2000, in a share exchange whereby we issued a total of 469,792 shares of common stock for all of the issued and outstanding shares of Sierra Medicinals, Inc. Mr. Rappaport, either directly or through his family trust, was a majority stockholder of Sierra Medicinals, Inc. We now operate Sierra Medicinals, Inc. as our wholly owned subsidiary.

         On September 10, 2003, we formed Vet Medicinals, Inc. as a wholly owned subsidiary under the laws of the State of Nevada. Vet Medicinals, Inc. is currently inactive.

CONSULTING AGREEMENT WITH PARADIGM MEDIA VENTURES, INC.

         On September 8, 2005, we entered into a two-year consulting agreement with Paradigm Media Ventures, Inc. Under the agreement, Paradigm has agreed to provide such business consulting services to us as we may reasonably request, including developing a business plan, developing a strategy for attracting bridge funding, potential lenders and investors in general, and identifying merger and acquisitions candidates, joint venture candidates and corporate partners. As consideration for its services, we have paid Paradigm a consulting fee of $49,000 and have issued Paradigm 1,625,000 shares of our common stock. We also agreed to include the shares we issued to Paradigm in the registration statement to be filed with the SEC. Under the terms of the agreement Paradigm agreed that it will not sell more than 406,250 of such shares per quarter. The shares issuable to Paradigm are also be subject to a voting proxy in favor of Herman Rappaport.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our total net revenues declined substantially in fiscal 2005 as compared to fiscal 2004 and our net loss for fiscal 2005 was $805,910 as compared to a net loss of $99,877 for fiscal 2004. While at December 31, 2005 we had approximately $1,000,000 of cash on hand and subsequent to that date we have raised approximately $400,000 in gross proceeds through the sale of our securities, we do not presently generate sufficient revenues to fund our ongoing operations. As a result our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2006 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness Center business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

         Although our company has existed since December 1962, we have only a limited operating history in alternative medicine on which you can base an evaluation of our business and prospects. Moreover, we are transitioning the focus of our business away from a product-oriented marketing company to service-oriented Wellness Centers. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

      o Establish our initial StarMed Wellness Center and confirm its efficacy in a commercial setting;

      o Develop a number of Wellness Clinics and expand our reactive medical services.

      o  Expand into new areas;

      o  Establish and enhance our name recognition;

      o Continue to expand our products to meet the changing requirements of our customers;

      o  Provide superior customer service;

      o  Remain attractive to our commercial partners; and

      o Respond to competitive developments; attract, integrate, retain and motivate qualified personnel.

         We may be unable to accomplish one or more of these goals, which could cause our business to suffer. In addition, accomplishing one or more of these goals might be very expensive, which could harm our financial results.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because we do not know if our revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. The actual amount of our future capital requirements, however, depends on a number of factors, including our ability to grow our revenues and manage our business.

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and we may be forced to curtail some or all of our operations.

OUR FUTURE PROFITABILITY WILL DEPEND UPON THE SUCCESS OF OUR EXISTING AND FUTURE STARMED WELLNESS CENTERS, BUT THERE HAVE BEEN NO MARKET STUDIES OR OTHER DETERMINATIONS AS TO THE EFFICACY OF OR CONSUMER DEMAND FOR OUR OPERATIONS.

         Our future profitability will depend upon the success of our existing and future StarMed Wellness Centers. However, the fusion of traditional Western medical practice with alternative and preventative medical procedures and techniques is a relatively new concept that has not as yet been tested. We have performed no market studies to determine the demand for our proposed Wellness Centers and there is no assurance that the concept will be well received by the public or that demand for Wellness Center services can sustain our operations. Lack of demand for our services could cause operating StarMed Wellness Centers to cease operations.

IF OUR WELLNESS CENTER CONCEPT IS DETERMINED TO CONSTITUTE THE PRACTICE OF MEDICINE, OUR ABILITY TO PROVIDE OUR SERVICES TO OUR WELLNESS CENTERS MAY BE JEOPARDIZED.

         We will work with the participating medical centers and regulatory counsel in an effort to ensure that our agreements with centers are in compliance with applicable state laws and that the services we will provide to medical clinics will not constitute the practice of medicine. If however, it is determined that our services do constitute the practice of medicine, we will be unable to continue to provide those services and we may be forced to cease operations. If we were required to abandon our business model, our ability to continue as a going concern would be in jeopardy and our investors would likely lose their entire investment in StarMed.

REGULATORY AUTHORITIES COULD ASSERT THAT OUR PARTICIPATION IN A WELLNESS CENTER FAILS TO COMPLY WITH STATE LAWS WHICH ARE ANALOGOUS TO THE STARK LAW. IN SUCH EVENT, WE COULD BE SUBJECT TO CIVIL PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR TERMINATE THE CONTRACTUAL ARRANGEMENTS.

         Some of the states in which we may do business have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we will enter into agreements with the existing medical centers and we may, under the terms of those agreements, provide management and administrative services to the Wellness Centers in exchange for compensation. Although we will use our best efforts to attempt to structure our relationships with the medical centers in a manner that we believe will keep us from violating these laws, or in a manner that we believe does not trigger the law, state regulatory authorities or other parties could assert that our agreements with the medical centers violate these laws. Any such conclusion could subject us to significant financial penalties which would reduce the amount of working capital available to for our ongoing operations. We may also be required to abandon our current business model which could result in our inability to continue as a going concern.

REGULATORY AUTHORITIES COULD ASSERT THAT OUR RELATIONSHIPS WITH THE MEDICAL CENTERS FAIL TO COMPLY WITH THE ANTI-KICKBACK LAWS. IF SUCH A CLAIM WERE SUCCESSFULLY ASSERTED, WE COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR TERMINATE THE APPLICABLE CONTRACTUAL ARRANGEMENTS. IF WE WERE SUBJECT TO PENALTIES OR ARE UNABLE TO SUCCESSFULLY RESTRUCTURE THE RELATIONSHIPS TO COMPLY WITH THE ANTI-KICKBACK STATUTE IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business model contemplates that we may receive fees under the agreements with the medical centers for management and administrative services. While we do not anticipate that we will ever be in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs, we could become subject to compliance with the anti-kickback provisions of the Social Security Act (the "Anti-Kickback Statute") which prohibits anyone from knowingly and willfully soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs or offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs. Because the provisions of the Anti-Kickback Statute are broadly worded and have been broadly interpreted by federal courts, however, it is possible that the government could take the position that, as a result of our relationships with the medical centers, we will be subject, directly and indirectly, to the Anti-Kickback Statute. Any such finding would make our current business model unfeasible and we could be forced to cease all of our operations.

STATE REGULATORY AUTHORITIES MAY ASSERT THAT WE ARE ENGAGED IN THE CORPORATE PRACTICE OF MEDICINE. IF SUCH A CLAIM WERE SUCCESSFULLY ASSERTED, WE COULD BE SUBJECT TO CIVIL, AND PERHAPS CRIMINAL, PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR TERMINATE THE APPLICABLE CONTRACTUAL ARRANGEMENTS. OUR INABILITY TO SUCCESSFULLY RESTRUCTURE OUR RELATIONSHIPS TO COMPLY WITH THESE STATUTES COULD JEOPARDIZE OUR BUSINESS AND RESULTS OF OPERATIONS.

         California and many other states in which we may do business have corporate practice of medicine laws which prohibit corporations or other artificial entities from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We intend to structure our agreements with the medical centers in a manner that we believe will keep us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the medical centers or the physicians. Nevertheless, state regulatory authorities or other parties could assert that our agreements violate these laws. We could then be subject to regulatory actions and be forced to curtail some or all of our operations, in which event our ability to continue as a going concern would be in jeopardy.

REGULATORY AUTHORITIES MAY ASSERT THAT OUR AGREEMENTS WITH THE MEDICAL CENTERS VIOLATE STATE FEE SPLITTING LAWS. OUR INABILITY TO SUCCESSFULLY RESTRUCTURE OUR RELATIONSHIPS TO COMPLY WITH THESE STATUTES, COULD JEOPARDIZE OUR BUSINESS AND RESULTS OF OPERATIONS.

         The laws of many states prohibit physicians from splitting fees with non-physicians. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The relationships we may have with a medical center may raise issues in some states with fee-splitting prohibitions. Although we will attempt to structure our agreements with the medical centers in a manner that keeps us from violating prohibitions on fee-splitting, state regulatory authorities or other parties may assert that the terms of the agreement constitute fee-splitting, which could make the management agreements with the medical centers unenforceable. In addition, if such a claim were successfully asserted, we could be subject to civil or criminal penalties, and could be required to restructure or terminate the applicable contractual arrangements. In such an event, our ability to generate revenues and continue as a going concern could be in jeopardy.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR FINANCIAL PERFORMANCE COULD BE HARMED.

         We expect to grow primarily through the establishment of StarMed Wellness Centers at existing medical clinics. Our growth is expected to place certain pressures on our management, administrative, operational and financial infrastructure. As we continue to grow our business, such growth could require capital, systems development and human resources beyond current capacities. The increase in the size of our operations may make it more difficult for us to ensure that we execute our present businesses and future strategies. The failure to manage our growth effectively could have a material adverse effect on our financial condition and results of operations.

OUR MANAGEMENT GROUP OWNS OR CONTROLS A SIGNIFICANT NUMBER OF THE OUTSTANDING SHARES OF OUR COMMON STOCK AND WILL CONTINUE TO HAVE SIGNIFICANT OWNERSHIP OF OUR VOTING SECURITIES FOR THE FORESEEABLE FUTURE.

         Our management currently beneficially owns or controls approximately 46.5% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

      o  delay or prevent a change in the control;

      o impede a merger, consolidation, takeover, or other transaction involving our company; or

      o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

OUR MEDICINAL PRODUCTS ARE AND WILL CONTINUE TO BE SUBJECT TO GOVERNMENT REGULATION.

         The manufacturing, processing, formulating, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture, or USDA and the Environmental Protection Agency, or EPA. Our activities are also regulated by various agencies of the states, localities and foreign countries to which our products may be distributed and in which our products may be sold.

         The composition and labeling of dietary supplements, which comprise a significant majority of our products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act, or FFDC Act. The FFDC Act, the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, may all impact our products. We may not be able to comply with these and similar laws, rules and regulations, and there can be no assurance that we will not in the future be subject to additional laws or regulations administered by various regulatory authorities. In addition, there can be no assurance that existing laws and regulations will not be repealed or be subject to more stringent or unfavorable interpretation by applicable regulatory authorities.

WE ARE DEPENDENT ON A THIRD-PARTY SUPPLIER FOR ONE OF OUR MEDICINAL PRODUCTS AND IF WE ARE REQUIRED TO FIND ALTERNATIVE MANUFACTURERS FOR OUR OTHER PRODUCTS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         We are dependent upon one company to supply us with starch blocker material. In the event we are unable to procure starch blocker from this supplier, we may be unable to market our starch blocker product. Revenues from this product were $23,775 for fiscal 2005. Although we believe that most of the key components required for the production of our other products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, is unable to develop or acquire components in a timely fashion, we may encounter delays in fulfilling our product delivery requirements and in the event we are required to engage one or more new manufacturers, we may experience additional delays that could adversely affect our production yields, revenues and net income.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OTHER SENIOR MANGEMENT. IF WE WERE TO LOSE THE SERVICES OF ONE OR MORE OF THESE INDIVIDUALS OUR ABILTY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

         The operations and future success of our company is dependent upon the continued efforts and services of Mr. Herman Rappaport, our CEO, as well as other members of our management. While we are a party to an employment agreement with Mr. Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model and establish and operate Wellness Centers would be materially adversely effected. We cannot assure you that we would be able to replace Mr. Rappaport's services on a timely fashion, if at all, in which event we would be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

THE EXERCISE OF OUR OUTSTANDING WARRANTS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of March 31, 2006 we had outstanding common stock purchase warrants to purchase a total of 9,692,000 shares of our common stock at prices ranging between $0.25 to $1.00 per share. The exercise of these warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

         In December 2005, we issued five year common stock purchase warrants to purchase an aggregate of 250,000 shares of our common stock with an exercise price of $0.40 per share in connection with the sale of a 10% senior secured convertible promissory note. The exercise price of these warrants was subsequently reduced to $0.25 per share according to their terms following our unit offering between December 2005 and January 2006. These warrants are exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital that might otherwise be obtained if the warrants did not contain a cashless feature.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

THE ADJUSTMENT PROVISIONS IN AGREEMENTS COVERING 19,134,000 SHARES OF OUR COMMON STOCK COULD REQUIRE US TO ISSUE ADDITIONAL SHARES IN THE EVENT WE SELL STOCK AT LESS THAN $0.25 PER SHARE.

         In connection with the sale of 10% senior secured convertible promissory notes in June 2005 we issued five year common stock purchase warrants to purchase an aggregate of 250,000 shares of our common stock which initially had an exercise price of $0.40 per share. These warrants contain a provision which requires an adjustment to the exercise price in the event we issue shares of our common stock or securities convertible into common stock at a price less than the prevailing exercise price. As a result of the subsequent unit offering of our securities, the exercise price of these warrants has been reduced to $0.25 per share. Additionally, under the terms of our unit offering of securities in December 2005 and January 2006 in which we issued an aggregate of 9,442,000 shares of our common stock and five year common stock purchase warrants for an additional 9,442,000 shares of common stock with an exercise price of $1.00 per share, we agreed that for one year following the date of issuance we will issue additional shares of our common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one-year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted-average" anti-dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions. These terms could require us to issue a significant, but presently undeterminable, number of additional shares of our common stock if we issue additional securities below an effective price of $0.25 per share. Any additional issuances will be dilutive to our shareholders.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (the "Securities Exchange Act"). Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ASSUMING AN ESTABLISHED MARKET FOR OUR SECURITIES DEVELOPS, IT MAY BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A LIMITED OPERATING HISTORY AND LACK OF REVENUES AND PROFITS, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. WE MAY HAVE ONLY A SMALL AND THINLY TRADED PUBLIC FLOAT.

         The market for our common stock is highly sporadic. Assuming an established market for our securities develops, that market may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price may be attributable to a number of factors. First, we may have relatively few common shares outstanding in the "public float" as compared to our overall capitalization. In addition, there is currently only a limited market for our securities, and if an established market develops, the common stock may be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our securities are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

         The following factors may add to the volatility in the price of our securities: actual or anticipated variations in our quarterly or annual operating results;

      o acceptance of our products; announcements of changes in our operations, distribution or development programs;

      o  our capital commitments; and

      o  additions or departures of our key personnel.

         Many of these factors are beyond our control and may decrease the market price of our securities, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our securities will be at any time, including as to whether our securities will sustain the price you may purchase our securities, or as to what effect that the sale of shares or the availability of securities for sale at any time will have on the prevailing market price.

         Further, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

SHARES AVAILABLE FOR FUTURE ISSUANCE COULD CAUSE THE MARKET PRICE OF OUR SHARES TO FALL.

         As of March 31, 2006 we had common stock purchase warrants to purchase a total of 9,692,000 shares of our common stock outstanding at prices ranging between $0.25 to $1.00 per share. In addition, we have reserved 5,500,000 shares of our common stock for possible future issuance to members of our management in the event certain incentive milestones are reached and 3,650,000 shares of our common stock reserved for future issuance under our 2004 Equity Compensation Plan. The exercise of these warrants and the possible future issuance of these additional shares may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices are presently located in leased office space at 2029 Century Park East, Suite 1112, Los Angeles, California 90067. Effective January 1, 2006, we entered into a three year lease for office space. The lease provides for annual rental of $68,211, payable monthly, to the unaffiliated landlord. We believe that such space is currently sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 7, 2005 our common stock is quoted on the OTCBB under the symbol SMEG. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                      High          Low
Fiscal 2005

April 7, 2005 through June 30, 2005 ............     $ 1.10        $ 0.55
July 1, 2005 through September 30, 2005 ........     $ 0.95        $ 0.35
October 1, 2005 through December 31, 2005 ......     $ 0.51        $ 0.35

Fiscal 2006

January 1, 2006 through March 31, 2006 .........     $ 0.35        $ 0.13

         On April 4, 2006, the last sale price of our common stock as reported on the OTCBB was $0.30. As of March 30, 2006, there were approximately 935 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, were we to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2004 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of December 31, 2005.

                              Number of       Weighted     Number of
                              securities to   average      securities remaining
                              be issued upon  exercise     available for future
                              exercise of     price of     issuance under equity
                              outstanding     outstanding  compensation plans
                              options,        options,     (excluding securities
                              warrants        warrants     reflected
                              and rights      and rights   in column (a))
                              (a)             (b)          (c)
                              --------------  -----------  ---------------------
Plan category

2004 Equity Compensation
 Plan(1) .....................  1,050,000         $--            650,000

Equity compensation plans not
 approved by stockholders ....          0         n/a                n/a
_________

(1) In February 2006 our board of directors and the holder of a majority of our outstanding common stock approved an increase of 3,000,000 shares which are available for issuance under our 2004 Equity Compensation Plan bringing the total available under the plan to 4,050,000 shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 notes thereto appearing elsewhere in this annual report.

OVERVIEW

         Historically we generated revenues from the sale of our products that include a starch blocker, as well as revenues from royalties for formulas of herbal health products. During fiscal 2005 we redirected our resources towards completion of plans to establish the first of what we envision will be a network of StarMed Wellness Centers.

         Our business model anticipates entering into agreements with existing medical centers with the intention of developing a network of participants in the StarMed Wellness Center network. We will provide services to the participating medical clinics that will enable the clinics to expand the traditional Western medical treatments, medicines and services they provide to include preventative and alternative healthcare services such as dietician review and consultation; weight loss and diabetes management services; physical exercise consultation; physical therapy; anti-aging treatments; acupuncture treatments; doctor prescribed and personalized vitamin, mineral and herbal regimens; skin rejuvenation and cosmetology services; and female hormone therapy.

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the opening of our planned Wellness Centers, coupled with severe competition in the marketplace for medicinal products, have contributed to a significant decrease in revenues from product sales during fiscal 2005. While we anticipate that our Wellness Centers will become a recurring market for our medicinal products in the future, we intend to continue to devote our resources to our Wellness Centers, and do not expect that revenues from product sales will be a significant source of operating revenues in the future.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for

Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                         Increase/        Increase/
                            Fiscal year ended    Fiscal Year Ended      (Decrease)        (Decrease)
                            December 31, 2005    December 31, 2004    $ 2005 vs 2004    % 2005 vs 2004
                            -----------------    -----------------    --------------    --------------
Sales ......................   $    23,775          $ 1,742,351        $(1,718,576)         (98.6)%
Revenue from royalties .....        24,486              104,776            (80,290)         (76.6)%
                               -----------          -----------        -----------          -------
  Total net revenues .......   $    18,768          $   441,266        $  (422,498)         (95.7)%

  Professional fees ........       185,563               39,131            146,432             374%
  Compensation .............       278,857              240,555             38,302            15.9%
  Rent .....................        68,211               59,417              8,794            14.8%
  Accounting fees ..........        41,724               36,195              5,529            15.3%
  Office ...................        37,762               57,120            (19,358)         (33.9)%
  Insurance ................        23,776               18,028              5,748            31.9%
  Advertising, marketing
   and promotion ...........        11,136               46,212            (35,076)         (75.9)%
  Depreciation .............         9,296                9,297                 (1)            NM
  Travel ...................         3,696                  988              2,708             274%
  Donations ................             0               27,915            (27,915)          (100)%
    Total expenses .........       660,021              534,858            125,163            23.4%

(Loss) from operations .....      (641,253)             (93,592)           547,661             591%
                               -----------          -----------        -----------          -------
Total other income (expense)       (58,807)              (5,385)            53,442             992%
Net (loss) .................   $  (805,910)         $   (99,877)       $   760,033             707%
                               ===========          ===========        ===========          =======

NM = not meaningful

Total Net Revenues

         We generated revenues in fiscal 2005 and fiscal 2004 from both the sales of natural, over-the-counter, alternative medicinal products and royalties from formulas for herbal health products. During fiscal 2005 sales of medicinal products declined approximately 98.6% to $23,775 from $1,742,351 in fiscal 2004. The substantial portion of revenues for the year ended December 31, 2004 resulted from product sales of our proprietary starch blocker product to NHTC, Inc. and revenues from sales of other products were not meaningful.

This substantial decline in sales of medicinal products is primarily the result of decreased demand for our products from our principal customer during fiscal 2005. This customer has advised us that it has changed its internal strategy and it is unknown when, if ever, that it will resume purchasing product from our company at historical levels. The decrease in sales of our medicinal products in fiscal 2005 as compared to fiscal 2004 is also the result of the diversion of our limited resources from marketing efforts to the finalization of plans to open our initial Wellness Center.

         Our cost of sales of our medicinal products was approximately 124% of sales for fiscal 2005 as compared to approximately 81% for fiscal 2004. This increase in cost of sales as a percentage of sales is attributable to a decrease in sales of our proprietary starch blocker product to NHTC which carried higher margins.

         Revenue from royalties declined $80,290, or approximately 76.6%, for fiscal 2005 as compared to fiscal 2004. This decline in revenue from royalties is attributable to a decline in net sales of the products which are licensed to the third party.

         As described elsewhere herein, we do not presently anticipate that in fiscal 2006 our sales of alternative medicinal products or revenues from royalties for formulas of herbal health products will ever reach the levels reported in prior periods. As we have yet to generate any revenues from our Wellness Centers, we are unable to predict the amount of such revenues, if any, during fiscal 2006.

Total Expenses

         Total expenses for fiscal 2005 increased $125,163, or approximately 23.4% from fiscal 2004. The primary component of the increase for fiscal 2005 is an increase of $146,432, or approximately 374%, in professional fees from fiscal 2004. This increase reflects legal fees related to our capital raising efforts during the year as well as consulting fees related to the development of our Wellness Center business model . The increases in total expenses for fiscal 2005 also included an increase of $38,302, or approximately 15.9%, in compensation expense as well as increases in rent, accounting fees and travel expenses. These increases were partially offset by a decrease of $19,358, or approximately 33.4% in office expense and a decrease of $35,076, or approximately 75.9%, in advertising, marketing and promotional expenses. The decrease in office expense reflects our efforts to eliminate non-essential costs during the transition of our business model and the decrease in advertising, marketing and promotional expenses reflects a focus away from product sales.

         We anticipate that our operating expenses will increase significantly during fiscal 2006 with the opening of Wellness Centers during fiscal 2006. We anticipate that these increased operating expenses will be offset by revenues from these centers; however, if a particular Wellness Center does not generate sufficient revenue to pay its operating expenses we will be obligated to fund any deficiency from our working capital. This event could significantly increase operating expenses without corresponding revenue and adversely affect our results of operations in future periods.

Total Other Income (Expense)

         Total other expenses increased $53,442, or approximately 992%, for fiscal 2005 from fiscal 2004. Included in this increase is:

      o  other income of $1,222 which represented interest income, and

      o a gain of $28,805 on decrease in fair value of stock price guarantee obligation which was related to the settlement of a dispute and the cancellation of a $467,255 note payable.

         We did not have comparable other income or gains in fiscal 2004. The increase in total other expenses for fiscal 2005 also included an increase of $83,449, or approximately 155%, in interest expense. Interest expense in fiscal 2005 included $85,543 of interest related to the 10% senior secured convertible promissory note with the balance attributable to credit card interest, while interest expense in fiscal 2004 included credit card interest. The 10% senior secured convertible note was satisfied in November 2005. We anticipate that interest expense for fiscal 2006 will be lower than fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2005 we had cash on hand of $1,019,259 and working capital of $1,227,347. The increase in working capital is primarily attributable to an increase in cash which was provided by capital raising activities in December 2005 which are described below.

         Net cash used in operating activities for fiscal 2005 was $574,592 as compared to $156,091 for fiscal 2004, and increase of $ 418,501. The increase is primarily the result of our increased loss, and increases in depreciation and amortization, a one-time gain related to a stock price guarantee, stock issued for compensation and accounts payable, which were offset by decreases in accounts receivable, inventory, deferred tax assets, accrued expenses and income tax payable.

         Net cash provided by financing activities for fiscal 2005 was $1,521,143 as compared to net cash used in financing activities of $18,489 for fiscal 2004. The change for fiscal 2005 reflects proceeds received from our capital raising transactions, net of repayment of a $500,000 principal amount secured note and payments related to a capital lease.

         Subsequent to December 31, 2005 we raised an additional $435,000 in proceeds from the sale of our securities. Our working capital is sufficient to satisfy our current obligations and fund our ongoing expenses as we continue to develop and implement our business model. It is likely, however, that as our operations grow we will need to raise additional working capital. Other than cash on hand and available borrowings under our corporate credit card that could provide us up to $21,000 on an unsecured basis, of which approximately $10,000 was outstanding at December 31, 2005, we do not have any external sources of working capital.

         To raise additional working capital we anticipate that we will seek to sell additional equity or debt securities. We have no commitments from any third party to purchase any equity or debt securities we may offer. If we are unable to secure additional working capital as needed, our ability to grow revenues, meet operating and financing obligations as they become due, and continue business and operations, could be in jeopardy.

RECENT CAPITAL RAISING TRANSACTIONS

         10% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

         On June 28, 2005, we sold a 10% senior secured convertible promissory note in the aggregate principal amount of $500,000 and a common stock purchase warrant to purchase 250,000 shares of our common stock for an aggregate purchase price of $490,000. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided under Section 4(2) of the act. The warrant entitles the holder to purchase up to 250,000 shares of our common stock until June 28, 2010 at an exercise price of $.25 per share, subject to adjustment. In November 2005 this note was satisfied in full utilizing a portion of the proceeds from the unit offering described below.

         UNIT OFFERING

         Between December 2005 and January 2006, we sold an aggregate of 9,442,000 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. Each unit was sold for a purchase price of $.25, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance by us of an aggregate of 9,442,000 shares of common stock and common stock purchase warrants to purchase an additional 9,442,000 shares of our common stock. We received gross proceeds of $2,360,500.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our management has concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods described by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our Chief Executive Officer and its acting Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and its acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                       AGE                    POSITIONS

Herman Rappaport                    89            President, CEO, Acting Chief
                                                  Financial Officer and director
Dr. Steven L. Rosenblatt            60            Executive Vice President and
                                                  Director
Dr. Hector Rodriguez                62            Vice President and director
Dr. Avner Manzoor-Mandel            59            Vice President and director
Dr. Joel Feinstein                  60            Vice President and director
Dr. Seymour Levine                  63            Director

         Herman H. Rappaport, B.Ch.E. Mr. Rappaport has served as our President, CEO and member of our Board of Director since inception. Mr. Rappaport also serves as our Acting Chief Financial Officer. Mr. Rappaport received his degree from the University of the City of New York in 1939. During the last seven years Mr. Rappaport has studied medical systems and products in Russia, China as well as in the United States including two winters in St. Petersburg and Moscow as well as trips to Beijing and Shanghai to study natural medicine. Mr. Rappaport was, at one time, the largest national builder of McDonald drive-ins, coast-to-coast.

         Mr. Rappaport served as a member of two Advisory Boards on Foreign Trade for the United States Department of Commerce from 1983 to 1996 and prior to that time, served as a member for two terms on the Mass Transportation Commission of the United States Department of Transportation. Mr. Rappaport was the founder and President of the public, non-profit Press, Education, Government Foundation for improved communications between the media and government and hosted conferences at the Annenberg School of Communications, University of Southern California on alternative energy, air rights and others. He also served on the Economic Development Board of the City of Los Angeles. Mr. Rappaport was with the Manhattan Project, at Columbia University, as a consultant to General Electric and director of the Mass Spectrometer Physics Laboratory at Oak Ridge, Tennessee.

         Dr. Steven L. Rosenblatt, M.D., Ph.D., L.Ac. Dr. Rosenblatt has served as our Executive Vice President and a member of our Board of Directors since February 2000. Dr. Rosenblatt holds a Ph.D, from the University of California at Los Angeles, an M.D. from the School of Medicine, St. George University. He is a founder and past president of the California Acupuncture College, founder and director of the UCLA Acupuncture Clinic of UCLA School of Medicine. Dr. Rosenblatt is a former director of the Complementary Medicine Program of Cedars-Sinai Medical Center and was, until this year, a member of the National Accreditation Commission for Oriental Medicine under the U.S. Department of Education. Dr. Rosenblatt has conducted and been a participant of numerous medical conferences of the subject of herbal medicines and has been in private practice in Los Angeles for 10 years and one of the leaders in the field of acupuncture and oriental medicine for over 30 years.

         Dr. Hector Rodriguez, M.D., Ph.D. Dr. Rodriguez has served as a Vice President and member of our Board of Directors since February 2000. Dr. Rodriguez received an M.D. from the Universidad Nacional of Bogota, Colombia and a Ph.D. from University of California at San Francisco with post graduate work at Washington University School of Medicine, St. Louis, Missouri. His certifications include The American Board of Internal Medicine, Nephrology Subspecialty and is licensed in Illinois, Missouri, and California where he has practiced for the past 23 years.

         Dr. Avner Manzoor-Mandel, M.D. Dr. Manzoor-Mandel has served as a Vice President and member of our Board of Directors since February 2000. Dr. Manzoor-Mandel holds medical degrees from Pahlavi University and the University of Maryland. He is a member of the American College of Cosmetic Surgery and the College of Obstetrics and Gynecology. For the past 20 years he has been in private practice in Los Angeles.

         Dr. Joel Feinstein, M.D., F.A.C.S. Dr. Feinstein has served as a Vice President and member of our Board of Directors since February 2000. Dr. Feinstein holds degrees from Penn State University, M.S. in Physiology, and M.D. from Downstate Medical Center, Brooklyn, N.Y. Dr. Feinstein is Gastroenterologist Consultant to Cedars-Sinai Medical Center and a Consultant on Colon Cancer as well as Associate Clinical Professor of Medicine at UCLA. and a member of the Education Committee, American Cancer Society, Los Angeles. Dr. Feinstein has appeared as a medical authority on numerous conferences including that of moderator at the World Congress of Gastroenterology. Dr. Feinstein has been a consultant to us since our inception and a director since our formal organization. Dr. Feinstein is a practicing physician and specialist in gastroenterology.

         Dr. Seymour Levine. Dr. Levine has been a member of our Board of Directors since June 2002 and is an advisor to us on rheumatology. Dr. Levine is in private practice of Rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the John Hopkins University. Dr. Levine is a member of the President's Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

         There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE MATTERS

         Committees of the Board. The board of directors has not yet established an audit committee, nominating committee or compensation committee, and the functions of these committees are currently performed by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain committees of the board of directors. We may establish an audit, nominating and/or compensation committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of six members. None of the members of our board of directors is "independent" within the meaning of rules and regulations of the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

         Audit Committee Financial Expert. We do not yet have an audit committee and no member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who:

      o understands generally accepted accounting principles and financial statements,

      o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

      o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

      o  (d) understands internal controls over financial reporting, and

      o  understands audit committee functions.

         At this stage of our development, we have elected not to expend our limited financial resources to implement these corporate governance measures. We believe that neither independent (within the meaning of regulatory definitions) directors, committee persons nor an "audit committee financial expert," will agree to serve as such unless and until we are able to provide directors' and officers' liability insurance. However, we are unable to fund the costs of directors' and officers' liability insurance at this time, as we believe that all available funds should be used to finance operations. We may, in the future, implement some or all of the corporate governance measures described above and, we will be required to do so in the event we list our shares on a national exchange or The Nasdaq Stock Market in the future.

         Code of Ethics. In December 2004 we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote

      o  honest and ethical conduct,
      o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
      o  compliance with applicable laws, rules and regulations,
      o  the prompt reporting violation of the code, and
      o  accountability for adherence to the code.

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at 2029 Century Park East, Suite 1112, Los Angeles, California 90067.

DIRECTOR COMPENSATION

         Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2005, except that Dr. Hector Rodriguez and Dr. Seymour Levine failed to timely file their respective Form 3s to reflect their initial holdings in our common tock and their respective Form 4s to reflect their acquisition of 10,000 shares each of our common stock on January 5, 2005.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                          Annual Compensation               Long-Term Compensation
                  ------------------------------------  -------------------------------
                                                                Awards          Payouts
                                                        ----------------------  -------
                                                        Restricted  Securities
Name and                                  Other Annual  Stock       Underlying  LTIP     All Other
Principal         Fiscal  Salary   Bonus  Compensation  Awards      Options     Payouts  Compensation
Position          Year    ($)      ($)    ($)           ($)         (#)         ($)      ($)
------------      ------  -------  -----  ------------  ----------  ----------  -------  ------------
Herman            2005    $89,904  $0     $0            $9,500      -0-         $0       $0
Rappaport(1)      2004    $90,192  $0     $0            $0          -0-         $0       $0
                  2003    $18,000  $0     $0            $5,000      -0-         $0       $0

Steven L.         2005    $82,404  $0     $0            $9,500      -0-         $0       $0
Rosenblatt        2004    $84,378  $0     $0            $0          -0-         $0       $0
                  2003    $18,000  $0     $0            $5,000      -0-         $0       $0

_________

(1) In fiscal 2003 each of Mr. Rappaport and Dr. Rosenblatt was granted 500,000 shares of our common stock valued at $5,000 as additional compensation. In fiscal 2005 we issued each of them an aggregate of 950,000 shares of our common stock valued at $9,500 as additional compensation.

EMPLOYMENT AGREEMENTS

         In June 2005 we entered into a three-year employment agreement with Herman Rappaport under which Mr. Rappaport serves as our President, Chief Executive Officer and Acting Chief Financial Officer. Under the terms of the agreement we pay Mr. Rappaport a base salary at the rate of $90,000 per annum. He is also entitled to receive stock in an amount to be determined by the Board of Directors prior to June 2007. Mr. Rappaport is entitled to two weeks annual vacation, reimbursement for business expenses and participation in executive employment benefit plans. The agreement also contains customary confidentiality and indemnification provisions. We may terminate the agreement upon his death or disability, or for "cause" which includes a material breach of any material provision of the agreement, any act by him in violation of the Business Practices Policy and Employees Outside Business Interests Policy, fraud or conviction of a felony.

         In June 2005 we also entered into a two-year employment agreement with Dr. Steven Rosenblatt under which Dr. Rosenblatt serves as our Executive Vice President. Under the terms of the agreement we pay Dr. Rosenblatt a base salary at the rate of $90,000 per annum, as well as $1,000 per day for training of providers and staff when he is not acting as a medical provider. Dr. Rosenblatt is also entitled to bonuses at our discretion. The agreement provides that we are entitled to receive 6% of all book advances earned by Dr. Rosenblatt. He is entitled to two weeks annual vacation, reimbursement for business expenses and participation in executive employment benefit plans. The agreement also contains customary confidentiality and indemnification provisions. We may terminate the agreement upon his death or disability, or for "cause" which includes a material breach of any material provision of the agreement, any act by him in violation of the Business Practices Policy and Employees Outside Business Interests Policy, fraud or conviction of a felony.

MANAGEMENT INCENTIVES

         In the future we may issue up to 5,500,000 shares of our common stock to members of our management upon the attainment of specified milestones as follows:

      o 2,000,000 shares upon opening of five new StarMed Wellness Centers prior to the expiration of two years from February 2006,

      o 1,000,000 shares upon opening of 10 new StarMed Wellness Centers prior to the expiration of four years from February 2006, and

      o 2,500,000 shares following the first fiscal year in which we do not report a loss in our audited financial statements as may be included in our Annual Report on Form 10-KSB.

         If any of these milestones are met, at the time of issuance of securities we will recognize compensation expense equal to the fair market value of our common stock on the date of issuance.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during fiscal 2005 to the Named Executive Officers.

                                                      % OF TOTAL
                            NUMBER OF SHARES          OPTIONS GRANTED        EXERCISE OR
                            UNDERLYING OPTIONS        TO EMPLOYEES IN        BASE PRICE         EXPRIRATION
NAME                        GRANTED (#)               FISCAL YEAR            ($/SH)             DATE
--------------------        ------------------        ---------------        -----------        -----------
Herman Rappaport            0                         n/a                    n/a                n/a
Steven L. Rosenblatt        0                         n/a                    n/a                n/a

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                NO. OF SECURITIES               VALUE OF UNEXERCISED
                        SHARES                  UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                        ACQUIRED                OPTIONS AT DECEMBER 31, 2005    DECEMBER 31, 2005
                        ON          VALUE       ----------------------------    ----------------------------
NAME                    EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------    --------    --------    -----------    -------------    -----------    -------------
Herman Rappaport        0           n/a         0              0                n/a            n/a
Steven L. Rosenblatt    0           n/a         0              0                n/a            n/a

2004 EQUITY COMPENSATION PLAN

         In fiscal 2004 we established our 2004 Equity Compensation Plan. The purpose of the Plan is to enable us to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns.

The Plan provides for the grant to our directors, officers, employees and consultants of stock based awards and options to purchase up shares of our common stock. All of our executive officers, directors and employees are be eligible to participate in the Plan. We have funded the Plan with 4,050,000 shares of our common stock (including an increase of 3,000,000 shares authorized by our board of directors and Mr. Rappaport as the holder of a majority of our issued and outstanding common stock in February 2006). At December 31, 2005 we have issued no options under the Plan, but we have issued 400,000 shares in stock awards under the Plan, and 3,650,000 shares remain available for issuance under the Plan.

         The Plan is administered by our Board of Directors, which may delegate its duties in whole or in part to any subcommittee solely consisting of at least two individuals who are non-employee directors within the meaning of Rule 16b-3 under the Securities Exchange Act and outside directors within the meaning of
Section 162(m) of the Internal Revenue Code of 1986 (the "IRS Code"). The Board has the authority to interpret our stock incentive plan, to establish, amend and rescind any rules and regulations relating to our Plan and to make any other determinations that it deems necessary or desirable for the administration of our Plan. Any decision of the Board or a compensation committee of the Board in the interpretation and administration of our Plan lies within its sole and absolute discretion and is final, conclusive and binding on all parties concerned, including participants in our Plan and their beneficiaries or successors.

         Stock options granted under our Plan may be non-qualified or incentive stock options for federal income tax purposes. The Board will set option exercise prices and terms and will determine the time at which stock options will be exercisable. However, the term of a stock option may not exceed 10 years.

         The Board may also grant options that are intended to be incentive stock options, which comply with Section 422 of the IRS Code. Fair market value is defined as the closing price of the shares as reported on the grant date as quoted on the OTC Bulletin Board. The Board also has the authority to grant stock-based awards, which may consist of awards of common stock, restricted stock and awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. Stock-based awards may be granted on a stand-alone basis or in addition to any other awards granted under our Plan. The Board determines the form of stock-based awards and the conditions on which they may be dependent. The conditions may include the right to receive one or more shares of common stock or the equivalent value in cash upon the completion of a specified period of service or the occurrence of an event or the attainment of performance objectives. The Board also determines the participants to whom stock-based awards may be made, the timing of those awards, the number of shares to be awarded, whether those other stock-based awards will be settled in cash, stock or a combination of cash and stock and all other terms of those awards.

         Stock options and restricted stock awards are not transferable or assignable, except for estate planning purposes. In the event of any stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock or other corporate exchange or any distribution to stockholders other than regular cash dividends, the Board may, in its sole discretion, make a substitution or adjustment to the number or kind of stock issued or reserved for issuance under our Plan under outstanding awards and the term, including option price, of those awards.

         Except as otherwise provided in a stock award agreement, in the event of our change in control or a change of control of our company, the Board may, in its sole discretion, accelerate a stock award, cause us to make a cash payment in exchange for a stock award or require the issuance of a substitute stock award

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 31, 2006 we had 22,418,424 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 by:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;
      o  each of our directors;
      o  each of our executive officers; and
      o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 2029 Century Park West, Suite 1112, Los Angeles, California 90067. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                       AMOUNT AND NATURE OF
    NAME OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP     PERCENT OF CLASS

Herman Rappaport(1) ...............          7,395,489                36.6%
Dr. Steven L. Rosenblatt(2) .......          1,675,000                 8.3%
Dr. Hector Rodriguez ..............            100,000                    *
Dr. Avner Manzoor-Mandel(3) .......            100,000                    *
Dr. Joel Feinstein(4) .............            100,000                    *
Dr. Seymour Levine ................             20,000                    *
Officers and directors as a
group (six persons)(1)(2)(3)(4) ...          9,390,489                46.5%

Paradigm Media Ventures, Inc.(5) ..          1,625,000                 8.0%
_________

* represents less than 1%

(1) The number of shares beneficially owned by Mr. Rappaport includes 3,110,489 shares of our common stock held by Herman and Rhoda Rappaport Joint Living Trust, Susan Harris Trustee, 1,000,000 shares of our common stock issuable upon the exercise of 10 year options granted Mr. Rappaport in February 2006 which are exercisable at $0.35 per share and 1,625,000 shares of our common stock that are subject to a voting proxy granted by Paradigm Media Ventures, Inc. in favor of Mr. Rappaport. See footnote 5 below. The number of shares beneficially owned by Mr. Rappaport excludes 100,000 shares of our common stock owned by the daughter of Mr. Rappaport, the beneficial ownership of which is disclaimed by Mr. Rappaport.

(2) Dr. Rosenblatt's address is 11600 Wilshire Boulevard, Suite 412, Los Angeles, California 90025.

(3) The number of shares beneficially owned by Dr. Manzoor-Mandell includes 67,547 shares of our common stock held by Carmelina, LLC, a company wholly owned by Dr. Manzoor-Mandel.

(4) The number of shares beneficially owned by Dr. Feinstein includes 90,000 shares of our common stock held jointly with his spouse.

(5) We issued Paradigm Media Ventures, Inc. 1,625,000 shares of our common stock in September 2005 as compensation for consulting services to be rendered to us. Under the terms of the consulting agreement, Paradigm Media Ventures, Inc. granted a voting proxy over these shares to Mr. Rappaport. Mr. George Haralampoudis has dispositive control over securities held by Paradigm Media Ventures, Inc. Paradigm Media Ventures, Inc.'s address is 30 West 26 Street, 12th Floor, New York, New York 10010.

LOCK-UP AGREEMENTS

         Each of our officers and directors have entered into a lock-up agreements with Joseph Stevens & Company, Inc. who acted as placement agent in our 2005 Unit Offering agreeing not to sell any of our securities owned or thereafter acquired by them, through the exercise of options or otherwise, for a period of 12 months from the effective date of the registration statement covering those securities. These lock-up agreement automatically terminate if, commencing 180-days after the date of that registration statement, the 20-day average closing bid price of our common stock exceeds $.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We owed Dr. Steven Rosenblatt and Mr. Herman Rappaport, directors, officers and stockholders of our company, an aggregate of $55,597 and $42,344 in expense reimbursements as of December 31, 2005 and 2004, respectively. This balance is included in accrued liabilities on the consolidated balance sheet as of December 31, 2005 and 2004.

         On January 5, 2005, we issued 1,600,000 shares of our common stock to the following related parties, as consideration for services rendered, valued at $.01 per share:

         Herman Rappaport ..............       750,000 shares
         Dr. Steven L. Rosenblatt ......       750,000 shares
         Dr. Hector Rodriguez ..........        10,000 shares
         Dr. Joel Feinstein ............        10,000 shares
         Dr. Avner Manzoor-Mandel ......        10,000 shares
         Dr. Seymour Levine ............        10,000 shares
         Susan Nowak ...................        60,000 shares

         Mr. Rappaport and Drs. Rosenblatt, Rodriguez, Feinstein, Manzoor-Mandel and Levine are members of our Board of Directors and Ms. Nowak is an employee of our company.

         On January 31, 2005, we issued 400,000 shares of our common stock to the following related parties, as consideration for services rendered, valued at $.01 per share:

         Herman Rappaport ..............       200,000 shares
         Dr. Steven L. Rosenblatt ......       200,000 shares

                                     PART IV

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                         DESCRIPTION

2.1      Certificate of Merger of StarMed Group, Inc. (1)
3.1      Articles of Incorporation of Port Star Industries, Inc. (1)
3.2      Amendment to the Articles of Incorporation of Port Star, Industries,
         Inc.(1)
3.3      Amendment to the Articles of Incorporation of Energy Dynamics, Inc. (1)
3.4      Amendment to the Articles of Incorporation of StarMed, Inc.
         (Arizona) (1)
3.5      Certificate of Revival of StarMed Group, Inc. (Nevada) (1)
3.6      Certificate of Reinstatement of Heathercliff Group, Inc. (1)
3.7      Certificate of Amendment to Articles of Incorporation (2)
3.8      Bylaws (1)
4.1      Common Stock Purchase Warrant Issued to Romajo Partners LP
4.2 Form of Common Stock Purchase Warrant Issued in Connection with Private Offering of Units
10.1     Memorandum of Understanding with Natural Health Trends Corporation (3)
10.2     License Agreement with L. Perrigo Company (4)
10.3     Lease for principal executive offices *
10.4     Consultant Agreement with Paradigm Media Ventures, Inc. (5)
10.5     Agreement with Encino Wellness Center (6)
10.6     Agreement with Kohala Clinic (7)
10.7     2004 Equity Compensation Plan (2)
10.8     Employment Agreement with Herman Rappaport, together with Amendment
         No. 1 to the Employment Agreement *
10.9     Employment Agreement with Steven L. Rosenblatt*
14.1     Code of Business Conduct and Ethics*
21.1     Subsidiaries of the registrant
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________

*   filed herewith

(1) Incorporated by reference to the corresponding exhibits as filed in the Form 10-SB, as amended, as initially filed with the SEC on September 11, 2001.
(2) Incorporated by reference to the Definitive Information Statement on
    Schedule 14C as filed on December 15, 2004.
(3) Incorporated by reference to Exhibit 10.2 as filed with the Annual Report on Form 10-KSB for the year ended December 31, 2003. (2)

(4) Incorporated by reference to Exhibit 10.3 as filed with the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5) Incorporated by reference to Exhibit 10.1 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.
(6) Incorporated by reference to Exhibit 10.2 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.
(7) Incorporated by reference to Exhibit 10.3 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2005 and 2004. The following table shows the fees that were billed for the audit and other services provided by that firm for the 2005 and 2005 fiscal years.

                                             Fiscal 2005         Fiscal 2004
                                             -----------         -----------

Audit Fees .........................           $23,400             $36,195
Audit-Related Fees .................             4,500                   0
Tax Fees ...........................                 0                   0
All Other Fees .....................            10,100                   0
                                               -------             -------
         Total .....................           $38,000             $36,195
                                               =======             =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Starmed Group, Inc.

April 26, 2006                          By: /s/ Herman H. Rappaport
                                            ------------------------
                                            Herman H. Rappaport, CEO, President,
                                            Acting Chief Financial Officer,
                                            director, principal executive
                                            officer and principal financial and
                                            accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                              Title                     Date
      ---------                              -----                     ----

/s/ Herman Rappaport           President, Chief Executive         April 26, 2006
--------------------           Officer, Acting Chief
Herman Rappaport               Financial Officer director,
                               principal executive officer
                               and principal accounting officer


/s/ Steven L. Rosenblatt       Executive Vice President           April 26, 2006
------------------------       and director
Dr. Steven L. Rosenblatt


/s/ Hector Rodriquez           Vice President and director        April 26, 2006
--------------------
Dr. Hector Rodriquez


/s/ Avner Manzoor-Mandel       Vice President and director        April 26, 2006
------------------------
Dr. Avner Manzoor-Mandel


/s/ Joel Feinstein             Vice President and director        April 26, 2006
------------------
Dr. Joel Feinstein


/s/ Seymour Levine             Director                           April 26, 2006
------------------
Dr. Seymour Levine

                       STARMED GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004



                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm .....................F-2


Consolidated Balance Sheets..................................................F-3


Consolidated Statements of Operations........................................F-4


Consolidated Statement of Shareholders' Equity (Deficit).....................F-5


Consolidated Statements of Cash Flows........................................F-6


Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Starmed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Starmed Group, Inc. and its subsidiary, as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmed Group, Inc. and its subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


MENDOZA BERGER & COMPANY, LLP


Irvine, California
February 17, 2006

                               STARMED GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________
                                             ASSETS
                                                                      2005              2004
                                                                  -----------       -----------
Current assets:
  Cash .....................................................      $ 1,019,259       $    72,708
  Accounts receivable ......................................            7,489            16,561
  Inventory ................................................           22,110            32,970
  Prepaid expenses .........................................          553,747             2,113
                                                                  -----------       -----------

      Total current assets .................................        1,602,605           124,352

  Equipment and furniture:
    Office furniture and computers .........................           65,063            65,063
    Accumulated depreciation ...............................          (39,734)          (30,438)
                                                                  -----------       -----------

      Total equipment and furniture ........................           25,329            34,625
                                                                  -----------       -----------

  Deferred tax asset .......................................                -           105,000
  Other assets .............................................              700             5,266
                                                                  -----------       -----------

      Total assets .........................................      $ 1,628,634       $   269,243
                                                                  ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .........................................      $    44,910       $    21,381
  Accrued expenses .........................................          313,825           334,105
  Income tax payable .......................................            9,359            25,400
  Capital lease obligation - current portion ...............            7,164            15,808
                                                                  -----------       -----------

      Total current liabilities ............................          375,258           396,694

Long term debt:

  Capital lease obligation - less current portion ..........                -             6,875
                                                                  -----------       -----------

      Total long term debt .................................                -             6,875
                                                                  -----------       -----------

      Total liabilities ....................................          375,258           403,569

Commitments and Contingencies ..............................                -                 -

Shareholders' equity:
  Preferred stock (par value $0.01) 25,000,000 shares
    authorized; 0 shares issued and outstanding at
    December 31, 2005 and 2004, respectively ...............                -                 -
  Common stock (par value $0.01) 100,000,000 shares
    authorized; 18,453,424 and 7,056,424 shares issued and
    outstanding at December 31, 2005 and 2004, respectively           184,534            70,564
  Additional paid in capital ...............................        2,189,288           109,646
  Accumulated deficit ......................................       (1,120,446)         (314,536)
                                                                  -----------       -----------

      Total shareholders' equity (deficit) .................        1,253,376          (134,326)
                                                                  -----------       -----------

      Total liabilities and shareholders' equity ...........      $ 1,628,634       $   269,243
                                                                  ===========       ===========

            The accompanying notes are an integral part of these financial statements

                                               F-3

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________

                                                                    2005               2004
                                                                ------------       ------------
Sales ....................................................      $     23,775       $  1,742,351
Cost of sales ............................................           (29,493)        (1,405,861)
                                                                ------------       ------------

Gross (loss) profit ......................................            (5,718)           336,490

Revenue from royalties ...................................            24,486            104,776
                                                                ------------       ------------

     Total net revenues ..................................            18,768            441,266
                                                                ------------       ------------

Professional fees ........................................           185,563             39,131
Compensation .............................................           278,857            240,555
Rent .....................................................            68,211             59,417
Accounting fees ..........................................            41,724             36,195
Office ...................................................            37,762             57,120
Insurance ................................................            23,776             18,028
Advertising, marketing and promotion .....................            11,136             46,212
Depreciation .............................................             9,296              9,297
Travel ...................................................             3,696                988
Donations ................................................                 -             27,915
                                                                ------------       ------------

     Total expenses ......................................           660,021            534,858
                                                                ------------       ------------

Loss from operations .....................................          (641,253)           (93,592)

Other income and (expense)
--------------------------
Other income .............................................             1,222                  -
Gain on decrease in fair value of stock price guarantee
 obligation ..............................................            28,805                  -
Interest expense .........................................           (88,834)            (5,385)
                                                                ------------       ------------
     Total other income (expense) ........................           (58,807)            (5,385)
                                                                ------------       ------------
Loss before income taxes .................................          (700,060)           (98,977)
Provision for income taxes ...............................          (105,850)              (900)
                                                                ------------       ------------

Net loss .................................................      $   (805,910)      $    (99,877)
                                                                ============       ============

Net loss per share - basic ...............................      $      (0.08)      $      (0.01)
                                                                ============       ============

Net loss per share - diluted .............................      $      (0.08)      $      (0.01)
                                                                ============       ============

Weighted average number of shares outstanding - basic ....        10,348,651          7,050,753
                                                                ============       ============

Weighted average number of shares outstanding - diluted ..        10,348,651          7,050,753
                                                                ============       ============

            The accompanying notes are an integral part of these financial statements

                                               F-4

                                   STARMED GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________________

                       PREFERRED STOCK       COMMON STOCK
                      -----------------  ---------------------
                      NUMBER  PAR VALUE    NUMBER    PAR VALUE
                        OF    $0.01 PER      OF      $0.01 PER    PAID IN    ACCUMULATED
                      SHARES    SHARE      SHARES      SHARE      CAPITAL      DEFICIT        TOTAL
                      ------  ---------  ----------  ---------  -----------  -----------   -----------
Balance at
 December 31, 2003 .       -  $       -   6,936,424  $  69,364  $    88,924  $  (214,659)  $   (56,371)

Common shares issued
 for services in
 January 2004,
 valued at $0.01
 per share .........       -          -     110,000      1,100            -            -         1,100

Common shares issued
 for cancellation of
 contract in
 exchange for
 accounts payable in
 March 2004, valued
 at $2.08 per share        -          -      10,000        100       20,722            -        20,822

Net loss ...........       -          -           -          -            -      (99,877)      (99,877)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2004 .       -          -   7,056,424     70,564      109,646     (314,536)     (134,326)

Common shares issued
 for services during
 2005 ..............       -          -   2,070,000     20,700            -            -        20,700

Issuance of warrants       -          -           -          -       67,500            -        67,500

Common shares issued
 for services to be
 provided ..........       -          -   1,625,000     16,250      552,500            -       568,750

Common shares issued
 for cash ..........       -          -   7,702,000     77,020    1,459,642            -     1,536,662

Net loss ...........       -          -           -          -            -     (805,910)     (805,910)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2005 .       -  $       -  18,453,424  $ 184,534  $ 2,189,288  $(1,120,446)  $ 1,253,376
                      ======  =========  ==========  =========  ===========  ===========   ===========

                The accompanying notes are an integral part of these financial statements

                                                   F-5

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________

                                                                     2005               2004
                                                                 -----------        -----------
Cash flows from operating activities:
   Net loss ..............................................       $  (805,910)       $   (99,877)
Adjustments to reconcile net (loss) to net cash:
   Depreciation and amortization..........................            65,611              9,297
   Shares issued for compensation and services, net.......           517,973              1,100
   Donation of inventory .................................                 -             27,915
   Gain on reduction of stock price guarantee ............            28,805                  -
(Increase) decease in operating assets:
   Accounts receivable ...................................             9,072              3,653
   Inventory .............................................            10,860            (15,392)
   Prepaid expenses ......................................          (497,777)             3,833
   Deferred tax assets ...................................           105,000              1,047
   Other assets ..........................................             4,566                  -
Increase (decrease) in operating liabilities:
   Accounts payable ......................................            23,529            (91,324)
   Accrued expenses ......................................           (20,280)           (21,743)
   Income tax payable ....................................           (16,041)            25,400
                                                                 -----------        -----------

Net cash provided by (used in) operating activities ......          (574,592)          (156,091)
                                                                 -----------        -----------

Cash flows from financing activities:
   Proceeds from note payable and warrants ...............           500,000                  -
   Repayment of note payable .............................          (500,000)                 -
   Capital lease .........................................           (15,519)           (18,489)
   Common stock issued for cash ..........................         1,536,662                  -
                                                                 -----------        -----------

Net cash provided by (used in) financing activities ......         1,521,143            (18,489)
                                                                 -----------        -----------

Net increase (decrease) in cash ..........................           946,551           (174,580)

Cash, beginning of period ................................            72,708            247,288
                                                                 -----------        -----------

Cash, end of period ......................................       $ 1,019,259        $    72,708
                                                                 ===========        ===========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

   Stock issued for compensation and services ............       $    20,700        $     1,100
                                                                 ===========        ===========

   Stock issued for future services.......................       $   568,750        $         -
                                                                 ===========        ===========

   Warrants issued .......................................       $    67,500        $         -
                                                                 ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:

   Payments of interest ..................................       $     1,392        $     5,385
                                                                 ===========        ===========

   Income taxes ..........................................       $    16,481        $         -
                                                                 ===========        ===========

   Stock issued in exchange for accounts payable .........       $         -        $    20,822
                                                                 ===========        ===========

            The accompanying notes are an integral part of these financial statements

                                               F-6

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

1.    HISTORY AND ORGANIZATION OF THE COMPANY
      ---------------------------------------

      The Company was incorporated in Nevada on August 13, 1981, under the name Port Star Industries, Inc. and was organized to succeed to the properties, rights and obligations of Port Star Industries, Inc., a publicly-held North Carolina corporation formed on November 3, 1961 under the name of Riverside Homes, Inc. ("Port Star North Carolina").

      At the time of our formation, Port Star North Carolina had no assets, liabilities or operations. In order to change the domicile of Port Star North Carolina to Nevada:

      o Port Star North Carolina caused the Company's formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and

      o Issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder's share ownership of Port Star North Carolina.

      At the time of the reincorporation, Herman Rappaport, the founder, president and chief executive officer was the principal stockholder of Port Star North Carolina. Port Star North Carolina conducted no operations subsequent to the reincorporation, and was administratively dissolved in 1988.

      The Company remained inactive until March 20, 1984, when the stockholders voted to acquire Energy Dynamics, Inc., and changed its name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non-performance by Energy Dynamics. At this time, the Company changed its name to Heathercliff Group Inc., and from 1984 to 1985, engaged in real estate development. Real estate operations ceased in 1985, and, later that year, Nevada revoked the charter for failing to file required reports.

      On January 10, 2000, the Company revived its Nevada charter and changed its name to StarMed Group, Inc. At the time of the revival, the Company had no assets or liabilities, and Mr. Rappaport continued as our majority stockholder, either directly or through his family trust.

      On July 27, 2001, the Company acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March 2000, in a share exchange whereby the Company issued a total of 469,792 shares of common stock for all of the issued and outstanding shares of Sierra Medicinals, Inc. Mr. Rappaport, either directly or through his family trust, was a majority stockholder of Sierra Medicinals, Inc. and now operates Sierra Medicinals, Inc. as a wholly owned subsidiary.

      On September 10, 2003, the Company formed Vet Medicinals, Inc. as a wholly owned subsidiary under the laws of the State of Nevada. Vet Medicinals, Inc. is currently inactive.

      The Company is engaged in two businesses: (1) it is developing a network of StarMed Wellness Centers that will offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) it markets a line of over-the-counter, alternative medicinal products. Historically, the Company's operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company's 2004 revenues have resulted in a significant reduction in the Company's product sales. Therefore, during fiscal 2005 the Company's management made a strategic decision and redirected its efforts to the development and establishment of a network of StarMed Wellness Centers.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

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

      REVENUE RECOGNITION
      -------------------

      The Company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured.

      During 2005 and 2004, the Company had sales of approximately $12,160 and $40,000, respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

      USE OF ESTIMATES
      ----------------

      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      Financial instruments consist principally of cash, payables and accrued expenses. The estimated fair value of these instruments approximate their carrying value.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
      ------------------------------------------

      INVENTORY
      ---------

      The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.

      During the years ended December 31, 2005 and 2004, the Company disposed of expired inventory totaling $0 and $27,915 through donations to a not-for-profit organization, respectively.

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

      ADVERTISING COSTS
      -----------------

      The Company expenses advertising costs as incurred. For the years ended December 31, 2005 and 2004, the Company incurred advertising expense of $11,136 and $46,212, respectively.

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
      ------------------------------------------

      CONCENTRATIONS
      --------------

      During 2005 internet customers accounted for 51% of sales and in 2004, a single customer accounted for 97% of sales.

      During 2005 and 2004, products purchased from a manufacturer accounted for approximately 100% and 96% of purchases, respectively.

      RECLASSIFICATIONS
      -----------------

      Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

3.    CORPORATE CREDIT CARD
      ---------------------

      The Company has available up to $21,000 on an unsecured corporate credit card. The minimum payment due was $331 as of December 31, 2005. The Company had an outstanding balance of $9,946 as of December 31, 2005, which is included in accounts payable.

4.    DEBT
      ----

      On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 is included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2004.

      The Company adopted accounting provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Based on this pronouncement, in 2005 the Company reduced the $288,050 liability included in accrued expenses to $259,245 which resulted in a gain of $28,805. This gain resulted from the reduction in the guarantee obligation based on the stock price changing from 1 to 35 cents at December 31, 2005.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

4.    DEBT (Continued)
      ----

      CAPITAL LEASE
      -------------

      The Company has a five-year lease on computers. The monthly payment is $1,473 per month. The Company will acquire the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was $7,164 and $22,683 at December 31, 2005 and 2004, respectively.

      The equipment under capital lease is as follows:

                                         DECEMBER 31, 2005     DECEMBER 31, 2004
                                         -----------------     -----------------

      Computers .........................   $  65,063             $  65,063
      Less: accumulated depreciation ....     (39,734)              (30,438)
                                            ---------             ---------

                                            $  25,329             $  34,625
                                            =========             =========

      The Company had depreciation expense of $9,296 and $9,297 for the years ending December 31, 2005 and 2004, respectively.

      Minimum future minimum lease payments under the capital lease as of December 31, 2005 are as follows:

                   FOR THE YEAR ENDED DECEMBER 31,
                   -------------------------------
                                 2006                             $  7,366
                                                                  --------

            Total minimum lease payments ......................      7,366
            Less: amount representing interest ................        202
                                                                  --------

            Present value of total minimum lease payments .....      7,164
            Less: current portion .............................      7,164
                                                                  --------

            Long term portion .................................   $      -
                                                                  ========

      NOTES PAYABLE
      -------------

      On June 28, 2005, the Company issued a $500,000 10% senior secured convertible promissory note and a stock purchase warrant for a total of $490,000 as part of a private offering. Principal and interest are convertible at the holder's option upon an event of default into shares of the Company's common stock at a price per share that is equal to seventy percent (70%) of the lower of: (i) the ten (10) day average of the closing bid price of the Company's common stock on the day prior to the date of conversion of this note or (ii) the closing bid price of the Company's

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

4.    DEBT (Continued)
      ----

      NOTES PAYABLE (Continued)
      -------------

      common stock on the day prior to the date of conversion. Principal and interest are due upon the earlier of: (a) June 28, 2006 or (b) the date upon which the Company sells any of its equity or debt securities in a financing transaction, or a series of financings, with gross proceeds equal to one million dollars ($1,000,000) or more. The note has certain financial and restrictive covenants. The Company is also required to reserve a sufficient number of shares of common stock to be issuable upon conversion of this note and exercise of the warrants.

      The stock purchase warrant entitles the holder to purchase, at an exercise price per share equal to $.40 per share, up to 250,000 shares of the Company's common stock. The exercise price is subject to an adjustment related to any dividends, subdivisions, combinations, or issuances of shares at a discounted price.

      The fair value of the stock purchase warrants was approximately $67,500 or $0.27 per warrant and was determined using the Black Scholes pricing model. The factors used were the warrant exercise price of $0.25 per share, the 5 year life of the warrants, volatility measure of 135.8%, a dividend rate of 0% and a risk free interest rate of 3.76%. The warrant can be exercised in whole or in part and expires on June 28, 2010. No warrants were exercised as of September 30, 2005. The Company's obligations to the note holder is collateralized by a security interest in all of the Company's assets. A placement fee totaling $40,000 was deducted from the proceeds of the offering. The Company is expensing this fee over the life of the note.

      In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has allocated the proceeds received in the private offering to the warrant and the note based on their relative fair market values at the time of issuance. The proceeds allocated to the warrant, $67,500, were accounted for as additional paid-in capital. This resulted in the note being discounted by $77,500. The discount consists of $67,500 related to the warrants and the discount of $10,000 related to the promissory note. The Company is expensing this discount over the life of the note and charged the remaining discount in December 2005 to interest expense.

      In mid December 2005, the debt was paid off from the proceeds of a 3,302,000 share common stock offering in December 9, 2005, which raised $825,000 in cash.

5.    CAPITAL STOCK
      -------------

      In June 2002, the Company issued 200,000 warrants with an exercise price of $0.10 and 75,000 warrants with an exercise price of $0.01 per share. The warrants had a life of 2 years and were scheduled to expire in June 2004.

      On January 13, 2004, the Company issued 110,000 common shares for services rendered valued at $1,100.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

5.    CAPITAL STOCK (Continued)
      -------------

      On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822.

      During the nine months ended September 30, 2005, the Company issued 2,070,000 common shares for services valued at $20,700.

      The Company issued 1,625,000 shares effective October 5, 2005 for services to be provided over a two-year period. The transaction was accounted for in accordance with Statement of Financial Accounting Standards Board 123R as applied to Accounting for Transactions with Other Than Employees. That pronouncement requires the transactions be valued at the fair value of the equity instrument received. The value on October 5, 2005 was thirty five cents a share for which the excess of thirty four cents per share over the one cent a share par value was accounted for as both a prepaid asset to be amortized over the life of the agreement and a credit to the Paid in Capital.

      On November 12, 2005, the Company issued 4,400,000 common shares for cash.

      On December 9, 2005, the Company issued 3,302,000 common shares for cash.

      In connection with the December 9, 2005 common stock offering, each unit was sold for a purchase price of $.25, and consisted of one share of the Company's common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance of an aggregate of 3,302,000 shares of common stock and common stock purchase warrants to purchase an additional 3,302,000 shares of our common stock.

      As compensation for services the placement agent received a commission equal to 10% of the gross proceeds from the offering ($82,500) and a non-accountable expense allowance equal to 3% of the gross proceeds ($24,765), and the Company agreed to issue common stock for each $1.00 in gross proceeds (a total of 165,000 shares of common stock). The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock, including the shares underlying the warrants, issued in this offering to permit their resale.

      2004 Equity Compensation Plan
      -----------------------------

      In fiscal 2004 the Company established our 2004 Equity Compensation Plan. The original Plan was approved by our board of directors and a majority of our shareholders. The purpose of the Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to Company directors, officers, employees and consultants of stock based awards and options to purchase up shares of our common stock. All of our executive officers, directors and employees are be eligible to participate in the Plan. The plan is funded with 4,050,000 shares of Company common stock (including an increase of 3,000,000 shares authorized by the board of directors in February 2006). At December 31, 2005 no options were issued under the Plan, but 400,000 shares in stock awards were issued under the Plan, and 3,650,000 shares remain available for issuance under the Plan.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

5.    CAPITAL STOCK (Continued)
      -------------

      The Plan is administered by the Board of Directors, which may delegate its duties in whole or in part to any subcommittee solely consisting of at least two individuals who are non-employee directors within the meaning of Rule 16b-3 under the Securities Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "IRS Code"). The Board has the authority to interpret the stock incentive plan, to establish, amend and rescind any rules and regulations relating to our Plan and to make any other determinations that it deems necessary or desirable for the administration of our Plan. Any decision of the Board or a compensation committee of the Board in the interpretation and administration of the Plan lies within its sole and absolute discretion and is final, conclusive and binding on all parties concerned, including plan participants and their beneficiaries or successors.

      Stock options granted under the Plan may be non-qualified or incentive stock options for federal income tax purposes. The Board will set option exercise prices and terms and will determine the time at which stock options will be exercisable. However, the term of a stock option may not exceed ten years.

      The Board may also grant options that are intended to be incentive stock options, which comply with Section 422 of the IRS Code. Fair market value is defined as the closing price of the shares as reported on the grant date as quoted on the OTC Bulletin Board. The Board also has the authority to grant stock-based awards, which may consist of awards of common stock, restricted stock and awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. Stock-based awards may be granted on a stand-alone basis or in addition to any other awards granted under our Plan. The Board determines the form of stock-based awards and the conditions on which they may be dependent. The conditions may include the right to receive one or more shares of common stock or the equivalent value in cash upon the completion of a specified period of service or the occurrence of an event or the attainment of performance objectives. The Board also determines the participants to whom stock-based awards may be made, the timing of those awards, the number of shares to be awarded, whether those other stock-based awards will be settled in cash, stock or a combination of cash and stock and all other terms of those awards.

      Stock options and restricted stock awards are not transferable or assignable, except for estate planning purposes. In the event of any stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock or other corporate exchange or any distribution to stockholders other than regular cash dividends, the Board may, in its sole discretion, make a substitution or adjustment to the number or kind of stock issued or reserved for issuance under our Plan under outstanding awards and the term, including option price, of those awards.

      Except as otherwise provided in a stock award agreement, in the event of our change in control or a change of control of our company, the Board may, in its sole discretion, accelerate a stock award, cause us to make a cash payment in exchange for a stock award or require the issuance of a substitute stock award.

      Description of Securities
      -------------------------

      The Company is authorized to issue 100,000,000 shares of common stock, par value $.01 per share, and 25,000,000 shares of preferred stock, par value $.01 per share. At February 17, 2006 we had 20,193,424 shares of common stock and no shares of preferred stock issued and outstanding.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

5.    CAPITAL STOCK (Continued)
      -------------

      Common Stock
      ------------

      The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

      Preferred Stock
      ---------------

      The Company is also authorized to issue 25,000,000 shares of $.01 par value preferred stock in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

      Common Stock Purchase Warrants
      ------------------------------

      At January 31, 2006 the Company had common stock purchase warrants outstanding to purchase an aggregate of 9,692,000 shares of our common stock, of which:

      o warrants to purchase 250,000 shares, exercisable until September 2010, at a price of $.25 per share, subject to adjustment, were issued to the purchaser of $500,000 principal amount 10% senior secured convertible promissory note; and

      o five year common stock purchase warrants to purchase 9,442,000 shares, exercisable at a price of $1.00 per share, subject to adjustment, were issued to purchasers of our units from December 2005 to January 2006.

      Between December 2005 and January 2006, the Company sold an aggregate of 9,442,000 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. Each unit was sold for a purchase price of $0.25, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance by us of an aggregate of 9,442,000 shares of common stock and common stock purchase warrants to purchase an additional 9,442,000 shares of our common stock. Gross proceeds were received of $2,360,500.

      Subject to certain conditions, the Company may require warrant holders to exercise or forfeit their warrants, provided that the closing price for our common stock is at least $1.50 per share for 20 consecutive trading days and trading volume in our common stock exceeds 150,000 shares per day for each trading day during such 20 day period.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

5.    CAPITAL STOCK (Continued)
      -------------

      For one year following the date of issuance, the Company is obligated to issue additional shares of Company common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one-year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted-average" anti-dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions.

6.    INCOME TAXES
      ------------

      Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                         DECEMBER 31, 2005     DECEMBER 31, 2004
                                         -----------------     -----------------

      Federal statutory tax .............    (34.00%)               (34.00%)
      State taxes, net of federal tax ...     (5.83%)                (5.83%)
      Valuation allowance ...............     54.32%                 39.83%
                                              ------                 ------

      Effective income tax rate .........     14.49%                     -
                                              ======                 ======

      The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

      The Company had available unused federal and state operating loss carry-forwards of approximately $1,490,000 at December 31, 2005 that may be applied against future taxable income.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

6.    INCOME TAXES (Continued)
      ------------

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2005 the Company has determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

      The (provision) benefit for income taxes consists of the following as of December 31:

                                                        2005             2004
                                                     ---------        ---------
      Current:

        Federal ..............................       $       -        $       -
        State ................................            (850)            (900)
                                                     ---------        ---------

                                                             -             (900)

      Deferred:

        Federal ..............................         380,500           34,000
        State ................................          68,500            5,000
                                                     ---------        ---------

      Total (provision) benefit before
        valuation allowance ..................         448,150           38,100

      Change in valuation allowance ..........        (554,000)         (39,000)
                                                     ---------        ---------

      Total provision ........................       $(105,850)       $    (900)
                                                     =========        =========

      The components of the net deferred income tax asset are as follows as of December 31:

                                                        2005             2004
                                                     ---------        ---------

      Deferred income tax assets:
        Net operating loss carryforward ......       $ 593,000        $ 144,000
                                                     ---------        ---------

                                                       593,000          144,000
                                                     ---------        ---------

      Deferred income tax asset, net
        before valuation allowance ...........         593,000          144,000
      Less: valuation allowance ..............        (593,000)         (39,000)
                                                     ---------        ---------
      Deferred income tax asset, net
                                                     $       -        $ 105,000
                                                     =========        =========

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

7.    OFFICE LEASE
      ------------

      The Company entered into a twelve month lease for office space commencing November 1, 2003 that expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. Rent expenses incurred for the years ended December 31, 2005 and 2004 was $68,211 and $59,417, respectively. Future minimum rental payments under the office lease are $66,314.

8.    RELATED PARTY TRANSACTIONS
      --------------------------

      The Company owes two shareholders a total of $55,962 and $42,344 in expense reimbursements as of December 31, 2005 and 2004, respectively.

      Employment Agreements
      ---------------------

      In June 2005 the Company entered into a three-year employment agreement with Herman Rappaport under which Mr. Rappaport serves as our President, Chief Executive Officer and Acting Chief Financial Officer. Under the terms of the agreement Mr. Rappaport is paid a base salary at the rate of $90,000 a year. Because of the Company's need for capital to help develop its expansion program and because of the Executive's confidence in the future of the Company, he has agreed to receive a salary which is substantially less than appropriate for such President and Chief Executive services. "In lieu of additional cash, the Executive shall receive stock in amount to be determined by the Board of Directors within Two (2) years from the date of this agreement.

      In June 2005 the Company also entered into a two-year employment agreement with Dr. Steven Rosenblatt under which Dr. Rosenblatt serves as Executive Vice President. Under the terms of the agreement Dr. Rosenblatt is paid a base salary at the rate of $90,000 per year, as well as $1,000 per day for training of providers and staff when he is not acting as a medical provider. Also, Dr. Rosenblatt is to receive one third (1/3) of all revenue resulting from medical services performed by him at the Wellness Centers. Dr. Rosenblatt is continuing his private medical practice. However, if requested by Mr. Rappaport, Dr. Rosenblatt is prepared to reduce that time spent in his personal practice and is to receive additional remuneration if such additional time is required by StarMed. The agreement provides that we are entitled to receive 6% of all book advances earned by Dr. Rosenblatt.

      Both Mr. Rappaport and Dr. Rosenblatt are entitled to two weeks annual vacation, reimbursement for business expenses and participation in executive employment benefit plans. The agreement also contains customary confidentiality and indemnification provisions. The Company may terminate the agreement upon death or disability, or for "cause" which includes a material breach of any material provision of the agreement, any act in violation of our Code of Business Conduct and Ethics, fraud or conviction of a felony.

9.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Management Incentives
      ---------------------

      The Company has reserved up to 5,500,000 shares of common stock to members of management upon the attainment of specified milestones as follows:

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

9.    COMMITMENTS AND CONTINGENCIES (Continued)
      -----------------------------

      o 2,000,000 shares upon opening of five new StarMed Wellness Centers prior to the expiration of two years from February 2006,

      o 1,000,000 shares upon opening of 10 new StarMed Wellness Centers prior to the expiration of four years from February 2006, and

      o 2,500,000 shares following the first fiscal year in which the Company does not report a loss in the audited financial statements as may be reflected in the Annual Report on Form 10-KSB.

      If any of these milestones are met, at the time of issuance of securities the Company will recognize compensation expense equal to the fair market value of its common stock on the date of issuance.

      Dr. Minehart, as part of the agreement with Encino Wellness Center, is to receive one third of revenues received for medical services performed personally by him on Wellness patients. In addition, the Encino Center is to receive twenty percent of gross proceeds for all other procedures and products received by the Encino Wellness Center. This agreement may be terminated by either party under inability to perform.

      The Encino Wellness Center is to receive a minimum of $2,310 per month for rent expense. There is no similar minimum contingency for Hawaii.

      Management Incentives - Reservation of Shares
      ---------------------------------------------

      Upon the opening of five new StarMed Wellness Centers, Management shall receive two million (2,000,000) shares of common stock; upon the opening of ten (10) new StarMed Wellness Centers, management shall receive one million (1,000,000) shares of Common Stock; the first fiscal year in which the Company does not report a loss on its audited financial statements included in its Annual Report Form 10-KSB, management shall receive two million five hundred thousand shares of common stock.

10.   SUBSEQUENT EVENTS
      -----------------

      On January 17, 2006, the Company sold an aggregate of 1,740,000 units of securities. Each unit was sold for a purchase price of $.25, and consisted of one share of common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance by us of an aggregate of 1,740,000 shares of common stock and common stock purchase warrants to purchase an additional 1,740,000 shares of our common stock. The gross proceeds received were $435,000.

      Subject to certain conditions, from the date the warrants are issued until 30 days prior to the expiration date of the warrants, the Company may require warrant holders to exercise or forfeit their warrants, provided that (i) the closing price for our common stock is at least $1.50 per share for 20 consecutive trading days and (ii) trading volume in our common stock exceeds 150,000 shares per day for each trading day during such twenty day period. For one year following the date of issuance, the Company is obligated to issue additional shares of our common stock to purchasers of the units, to protect them against dilution, in the event that we issue shares of our common stock during such one-year period at less than $.25 per share. In addition, the warrants contain customary anti-dilution adjustments in the event of stock splits and reorganizations, as well as in the event we issue shares of our common stock at a price of less than the warrant exercise price.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

10.   SUBSEQUENT EVENTS (Continued)
      -----------------

      The placement agent received as compensation for their services a commission equal to 10% of the gross proceeds from the closing ($43,500) and a non-accountable expense allowance equal to 3% of the gross proceeds of this closing ($13,050). The Company agreed to issue to the placement agent two shares of our common stock for each $1.00 in gross proceeds (a total of 870,000 shares of our common stock in this closing). The Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale.

      On February 7, 2006, StarMed entered into a Mutual Rescission, Settlement and Release Agreement (the "Rescission Agreement") with Citadel Capital Management Group, Inc. ("Citadel") and James H. Donell, in his capacity as a receiver for Citadel ("Donell"). The purposes of the Rescission Agreement are to (a) rescind an Agreement for the Sale of Capital Stock dated as of July 23, 2003 and (b) restate the terms of a Cancellation, Settlement and Release Agreement dated July 23, 2003 (collectively, the "2003 Agreements").

      Under the 2003 Agreements, StarMed, Citadel and Donell settled certain disputes that had arisen in connection with a $400,000 loan from Citadel to StarMed (the "Indebtedness") by canceling the Indebtedness and issuing 82,300 shares of StarMed common stock to Citadel (the "Shares"). In the event Citadel is unable to resell the Shares for at least $3.50 per share, StarMed agreed to pay Citadel the deficiency.

      Under the Rescission Agreement:

      o  The 2003 Agreements were rescinded and cancelled;

      o  StarMed paid Citadel $215,000;

      o  The Indebtedness was cancelled;

      o  Citadel returned the shares to StarMed; and

      o  The parties exchanged general releases.

      On February 16, 2006, the Board of Directors authorized an increase in the number of shares covered by the Company's 2004 Equity Compensation Plan from 1,050,000 shares to 4,050,000 shares. The other terms and conditions of the 2004 Equity Compensation Plan remain unchanged.