Form 10QSB
period 2006-03-31
STARMED GROUP INC
filed 2006-05-15
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-33153

STARMED GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2220728
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, the registrant had 22,418,424 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

STARMED GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations for the three months
ended March 31, 2006 and March 31, 2005 (unaudited)	5

Consolidated Statement of Shareholders' Equity (Deficit) for the
three months ended March 31, 2006 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and March 31, 2005 (unaudited) .	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION	16

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       Certain disclosures in this Quarterly Report on Form 10-QSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, implement our business model, increase our revenues and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate its target market and establish its brand; the effects of competition; regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; operating costs; the amount and effectiveness of our advertising and promotional efforts; and the prospect of adverse publicity. Readers are also urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the Securities and Exchange Commission.

When used in this Quarterly Report the terms the "Company," "StarMed," " we," "our" and "us" refers to StarMed Group, Inc, a Nevada corporation, and our wholly-owned subsidiary, Sierra Medicinals, Inc., an Arizona corporation. The information which appears on our web sites at www.starmedgroup.com and www.sierramed.com is not part of this Quarterly Report.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS

Current assets:
Cash	$872,929	$1,019,259
Accounts receivable	4,261	7,489
Inventory	21,403	22,110
Prepaid expenses	473,453	548,730
Deferred financing costs	-	5,017

Total current assets	1,372,046	1,602,605

Equipment and furniture:
Office furniture and computers	65,063	65,063
Accumulated depreciation	(42,058)	(39,734)

Total equipment and furniture	23,005	25,329

Deferred tax assets	-	-
Deposits	5,766	700

Total assets	$1,400,817	$1,628,634

See accompanying notes to the consolidated financial statements.

STARMED GROUP, INC., AND SUBSIDIARY
CONSLIDATED BALANCE SHEETS
UNAUDITED) (con't.)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$67,794	$44,910
Accrued expenses	55,845	54,580
Income tax payable	9,314	9,359
Note payable	-	259,245
Capital lease obligation	2,909	7,164

Total current liabilities	135,862	375,258

Commitments	-	-

Shareholders' equity (deficit):
Preferred stock (par value $0.01) 25,000,000
shares authorized, no shares issued and
outstanding at March 31, 2006 and
December 31, 2005, respectively	-	-
Common stock (par value $0.01) 100,000,000
shares authorized; 22,418,424 and 18,453,424 shares
issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	224,184	184,534
Additional paid in capital	3,205,138	2,189,288
Accumulated deficit	(2,164,367)	(1,120,446)

Total shareholders' equity (deficit)	1,264,955	1,253,376

Total liabilities and shareholders' equity	$1,400,817	$1,628,634

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2006	2005

Sales	$4,770	$6,204
Revenues from royalties	-	11,445

Total revenues	4,770	17,649

Cost of sales	1,595	4,707

Gross profit (loss)	3,175	12,942

General, selling and administrative expenses:
Compensation	709,094	58,113
Professional fees	262,322	14,967
Accounting fees	47,556	4,519
Office	27,901	3,356
Rent	23,869	14,898
Insurance	6,220	5,085
Advertising, marketing and promotion	16,249	565
Depreciation	2,324	2,324
Travel	3,672	133
	-	-
Total general, selling and
administrative expenses	1,099,207	103,960

Income (loss) from operations	(1,096,032)	(91,018)
Interest expense	-	(930)

Interest Income	7,866	-
Gain on debt forgiveness of debt	44,245	-

Income (loss) before income taxes	(1,043,921)	(91,948)
(Benefit) provision for income taxes	-	(105,000)
Net income (loss)	$(1,043,921)	$(196,948)
Net income (loss) per share - basic	$(0.05)	$(0.02)

Net income (loss) per share - diluted	$(0.05)	$(0.02)

Weighted average number of shares Outstanding - basic	21,407,036	8,865,313

Weighted average number of shares
outstanding - diluted	21,407,036	8,865,313

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
---------------------------------------------------------------------------------

PREFERRED STOCK			COMMON STOCK
NUMBER OF		PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED	TOTAL
SHARES		($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT

Balance at December 31, 2005
(unaudited)	-	$-	18,453,424	$184,534	$2,189,288	$(1,120,446)	$1,253,376

Common shares issued for
Cash during first Quarter 2006	-	-	1,740,000	17,400	417,600	-	435,000

Common shares issued for
Services provided	-	-	2,225,000	22,250	378,250	-	400,500

Stock options issued					-
as compensation	-	-	-	-	220,000	-	220,000
Net Loss	-	-	-	-	-	(1,043,921)	(1,043,921)

Balance at March 31, 2006	-	-	22,418,424	$224,184	$3,205,138	$ 2,164,367)	$1,264,955

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------

March 31, 2006		March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(1,043,921)	$(196,948)
Adjustments to reconcile net income (loss) to net cash:
Depreciation	2,324	2,324
Deferred Tax Assets	-	105,000
Shares Issued for Services	400,500	20,200
Stock Options issued as compensation	220,000
Operating assets:		-
Accounts Receivable	3,228	3,612
Decrease in Inventory	707	1,954
Prepaid expenses	75,277	68
(Decrease) Increase in Deposit	(5,066)	250
Increase (decrease) in deferred financing costs	5,017	-
Increase in Accounts Payable	22,884	1,253
Accrued expenses	1,265	-
Decrease in Income tax payable	(45)	-
Net Cash Used by Operating Activities	(317,830)	(62,287)

Cash flows from financing activities:
Capital lease payments	(4,255)	(3,776)
Repayment of Note payable	(259,245)
Cash received from issuance of common stock	435,000
Net cash provided (used) by financing activities	171,500	(3,776)

Net increase (decrease) in cash	(146,330)	(66,063)

Cash, beginning of period	1,019,259	72,708

Cash, end of period	$872,929	$6,645

Supplemental information on non-cash and financing activities

Stock issued for compensation and services	$400,500	$20,200
Stock options issued for compensation	$220,000	$-
Supplemental cash flow information
Cash paid for interest	$-	$930
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________

1.     HISTORY AND ORGANIZATION OF THE COMPANY

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

The Company engaged in no material operations from the time of its formation in 1981, and, in 1985, Nevada revoked the charter for failing to file required reports.

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

The Company is engaged in two businesses: (1) it is developing a network of StarMed Wellness Centers that will offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) it markets a line of over-the-counter, alternative medicinal products. Historically, the Company's operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company's 2004 revenues resulted in a significant reduction in the Company's product sales. Therefore, during fiscal 2005 the Company's management made a strategic decision and redirected its efforts to the development and establishment of a network of StarMed Wellness Centers.

BASIS FOR PRESENTATION

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Our sales of products allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123( R ), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

As disclosed in Note 5, the Company issued 1,000,000 stock options to Herman Rappaport, an officer of the Company. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.22. The fair value of the options were measured using the Black Scholes option pricing model. The model used the following assumptions: exercise price $0.35, weighted average life of options five years, risk free interest rate 4.50%, and average dividend yield of 0.00%. The Company charged $220,000 to compensation expense during the three months ended March 31,2006

ADVERTISING COSTS

The Company expenses advertising costs as incurred. For the three months ending March 31, 2006 and 2005, the Company incurred advertising expense of $16,249 and $565, respectively.

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

RECLASSIFICATIONS

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

3.     CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $9,682 as of March 31, 2006, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

4.     DEBT

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance of 82,300 restricted shares of common stock. The agreement included a guarantee and option whereby the Company guaranteed a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. At that time, there was no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 was included in accrued expenses on the accompanying consolidated balance sheet at March 31, 2005.

The Company adopted accounting provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Based on this pronouncement, in 2005 the Company reduced the $288,050 liability included in accrued expenses to $259,245 which resulted in a gain of $28,805. This gain resulted from the reduction in the guarantee obligation based on the stock price changing from 1 to 35 cents at December 31, 2005.

On February 7, 2006, the Company entered into a settlement agreement with the creditor pursuant to which the 2003 agreement was rescinded and cancelled, the Company paid the creditor $215,000, the indebtedness was cancelled. The remaining balance of notes payable was included in Gain on forgiveness of debt of $44,245.

5.     CAPITAL STOCK

Between November 2005 and January 2006, the Company sold an aggregate of 9,442,000 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. Each unit was sold for a purchase price of $0.25, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance by us of an aggregate of 9,442,000 shares of common stock and common stock purchase warrants to purchase an additional 9,442,000 shares of our common stock. Gross proceeds were $2,360,500. Included in the total of 9,442,000 units are 1,740,000 units of securities sold on January 17, 2006, which resulted in gross proceeds of $435,000.

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

For one year following the date of issuance, the Company is obligated to issue additional shares of Company common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one-year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted-average" anti-dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions. The warrants also contain customary anti-dilution adjustments in the event of stock splits, reorganizations and similar corporate events.

Joseph Stevens & Company, Inc. acted as placement agent for us in this offering. As compensation for their services we paid Joseph Stevens & Company, Inc. commissions equal to 10% of the gross proceeds of the offering ($236,500) and a non-accountable expense allowance equal to 3% of the gross proceeds ($70,815), and issued Joseph Stevens & Company, Inc. or its designees an aggregate of 2,225,000 shares of our common stock. (The shares of common stock were valued at $400,500.) We are using the net proceeds from this offering to establish additional StarMed Wellness Centers and for general working capital. The Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the public resale of such shares (see Note 8).

2004 EQUITY COMPENSATION PLAN

In fiscal 2004 the Company established our 2004 Equity Compensation Plan. The original Plan was approved by our board of directors and a majority of our shareholders. The purpose of the Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to Company directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are be eligible to participate in the Plan. The plan is funded with 4,050,000 shares of Company common stock (including an increase of 3,000,000 shares authorized by the board of directors and a majority of our shareholders in February 2006). In February 2006, our Board of Directors granted Herman Rappaport an option to purchase 1,000,000 common shares at an exercise price of $.35. As of March 31, 2006, there were no other options granted under the Plan. In addition, as of March 31, 2006, 400,000 shares in stock awards have been issued under the Plan, and 2,650,000 shares remained available for issuance.

6     INCOME TAXES

The Company had available unused federal and state operating loss carry-forwards of approximately $1,490,000 at December 31, 2005 that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2006 the Company has determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

7.     RELATED PARTY TRANSACTIONS

The Company owes two shareholders a total of $55,962 and $42,344 in expense reimbursements as of March 31, 2006 and 2005, respectively. These amounts are included in accrued expenses.

8.     COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into a twelve month lease for office space commencing November 1, 2003 that expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008.

REGISTRATION STATEMENT

Between November 2005 and February 2006, the Company sold an aggregate of 9,442,000 units of the Company's securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 (as amended, the "Securities Act"). The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. If the Company fails to file the registration statement on a timely basis or it is not declared effective within this time frame, or if once the registration statement is declared effective it does not remain so for 30 consecutive days, then the number of shares of our common stock included in the units sold to the investors in the offering and the number of shares of our common stock issuable upon the exercise of the warrants included in the units will be automatically increased by 2% for each 30 day period in which these time frames are not met. This penalty provision was triggered as of March 20, 2006, and as a result, the Company will be subject to the penalty until it is able to fulfill the conditions with respect to the registration statement. The Company intends to file the registration statement prior to the end of May 2006, but it can provide no assurances as to when the registration statement will become effective.

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

Historically our operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. All of our revenues for fiscal 2005 were from the sale of our products or royalties related to our products. Our natural medicinal products are intended to address the effects of conditions including arthritis, aging eyesight, obesity and irritable bowel syndrome. We also market a proprietary starch blocker designed for weight loss and maintenance and we have licensed various formulations of our proprietary starch blocker product to third parties. We currently market our medicinal products, directly to consumers, over the Internet

However, severe competition in the medicinal product market and the loss of a significant distribution outlet in 2005 resulted in a significant reduction in our product sales. Therefore, in 2005, our management made a strategic decision to redirect our efforts to the development and establishment of a network of StarMed Wellness Centers. StarMed Wellness Centers will focus on promoting general wellness by addressing the underlying causes of a variety of chronic diseases such as obesity and stress. Our long-term goal is to develop a network of StarMed Wellness Centers each of which will provide clients a full range of preventative, traditional medical and alternative treatments directed towards achieving "total wellness." Our StarMed Wellness Centers concept is founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicinals to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity. Our management and affiliated physicians have devoted significant time, and pooled their collective experience, to develop our StarMed Wellness Center concept.

It is envisioned that each StarMed Wellness Center will expand the traditional Western medical treatments, medicines and services provided by an existing medical clinic to include preventative and alternative healthcare services. We are developing two models for the operation of the wellness center. In one model, we will establish a wellness center on behalf of a medical clinic, which will operate as a participant in the StarMed Wellness Center network under the supervision of the clinic's existing medical director. Under this model, we will provide management services to the portion of the medical clinic's practice that is devoted to wellness in exchange for a management fee. In the second model, we will affiliate with a physician practice to establish a wellness center that is adjacent or in close proximity to a medical clinic. The physician practice may or may not have any existing relationship with the medical clinic and will supervise the physician services at the wellness center. Under this model, we will provide management services to the physician practice in exchange for a management fee.

In February 2006, we began operations at our first wellness center in Encino, California. We have verbal agreements with two medical groups to open our second and third centers in Orange County, California in May and June 2005, and are in discussions with two other medical clinics to open two other wellness centers in the third quarter of 2005. Another wellness center is proposed for development in Kohala, Hawaii. Our ability to make these wellness centers successful will depend on several factors, including: identifying and entering into agreements with the right physicians who are committed to the wellness concept and the services that we offer at the wellness center; identifying and implementing the optimal strategy for marketing our services given our limited funds; and being able to raise additional capital to fund the opening, operations and marketing of additional centers.

While we anticipate that our wellness centers will become a recurring market for our medicinal products in the future, we do not expect that our marketing of natural medicinal products will consume a significant portion of our future operating resources, or that medicinal product sales will account for a substantial portion of our future revenues.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included elsewhere in this quarterly report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS154). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

RESULTS OF OPERATIONS

Three Months ended March 31, 2006 compared to three months ended March 31, 2005.

Total revenues for the three months ended March 31, 2006 were $4,770 as compared to $17,649 for the three months ended March 31, 2005, a decrease of $12,879, or approximately 74%.

Revenues from the sale of products declined to $2,220 during the first quarter of 2006 compared to $6,204 during the same period in 2005. Several factors contributed to the decrease in sales of our products. First, we have diverted our limited resources from marketing efforts to the implementation of plans to open wellness centers. In redirecting our efforts to the opening of wellness centers, we made the decision not to expend a substantial amount of our funds into advertising, marketing and promotion of our products. In the future, as we grow our number of wellness centers, we intend to grow the market for our products through direct sales to our wellness center customers. We will also be seeking new distribution channels and partners for our products here in the U.S. and overseas and will continue to market and sell our products through the internet.

Revenues from royalty payments was $0 during the first quarter of 2006 compared to $11,445 for the same quarter of 2005. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. L. Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products. We are currently in the process of reviewing our legal rights against L. Perrigo as a result of its decision to discontinue its distribution of our products.

We generated sales of $2,753 from services provided at our first wellness center in Encino, California, which began operations in February 2006. While our recent marketing efforts have resulted in increased customer interest and business, our biggest challenge has been the integration of our personnel with our physician partner's personnel. If this difficulty in integration cannot be worked out, we may need to relocate the facility to another location within the same community or partner with a different physician. If we can resolve our differences with our current physician partner, we anticipate that our revenues from our wellness operations will increase as our marketing and promotion efforts begin to generate more customers.

We also expect revenues to increase as we open additional wellness centers. We have verbal agreements to open our second and third wellness centers in Orange County, California in May and June 2005, and we are in discussions with two other medical facilities for the opening of two other wellness centers during the third quarter of 2005. We are dependent, however, on our ability to raise additional capital to fund the opening of additional centers. It is also critical that we identify and partner with physician partners who are committed to the wellness concept and the services that we offer at the wellness center. At this time, we cannot predict future revenue from or performance of our wellness centers.

Interest income of $7,866 and $0 was earned for the three months ended March 31, 2006 and 2005, respectively. The interest income in the first quarter of 2006 reflects the cash balances resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

We reported total selling, general and administrative expenses of $1,099,207 for the three months ended March 31, 2006 as compared to $103,960 for the three months ended March 31, 2005, an increase of $995,247, or approximately 957%. The increase is the result of the following:

       --     an increase of $650,981, or 1120%, in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the hiring of personnel to staff our first wellness center and to develop our wellness center network and the addition of staff in our corporate office;

       --     an increase of $247,355, or approximately 1652%, in professional fees, and an increase of $43,037, or 952%, in accounting fees, primarily in connection with our ongoing capital raising efforts;

       --     an increase of $33,516, or 184%, in rent and office expenses, primarily as a result of the lease of new space for our first wellness center and the purchase of supply and equipment for that center, as well the increase in monthly rent for our corporate office;

       --     an increase of $1,135, or 22%, in insurance expense which reflects an increase in health and general liability insurance premiums;

       --     an increase of $15,684, or approximately 2776%, in advertising, marketing and promotional expenses, primarily in connection with the opening of our first wellness center; and

       --     an increase of $3,539, or approximately 2660%, in travel expenses, primarily in connection with our ongoing capital raising efforts.

We anticipate that our total general, selling and administrative expenses will continue to increase as we develop and open new wellness centers. We are not able to predict at this time the amount of increase in total general, selling and administrative expenses that will be attributable to the wellness centers, nor can we predict whether such increases will ultimately be offset by increased revenues from the wellness centers.

We reported interest expense of $0 for the three months ended March 31, 2006 as compared to interest expense of $930 for the three months ended March 31, 2005. Interest expense represents interest payable on our corporate credit cards which now are paid in full at due date.

We reported a net loss of $1,043,921 for the three months ended March 31, 2006 as compared to net loss of $196,948 for the three months ended March 31, 2005. The net loss was primarily attributable to the increase in expenses relating to our capital raising efforts and the establishment of our first wellness center, with no corresponding increases in revenue. As we are only beginning to develop a network of wellness centers, we anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2006, we had cash on hand of $872,929 as compared to cash on hand of $72,708 at March 31, 2005 and as compared to the December 31, 2005 cash balance of $1,019,259. The increase in working capital is primarily attributable to an increase in cash which was provided by capital raising activities in December 2005 and the first quarter of 2006 which are described below.

Net cash used in operating activities for the quarterly period ended March 31, 2006 was $317,830 as compared to $62,287 for the same period in 2005, an increase of $255,543. The increase is primarily the result of our increased loss and a one-time settlement of $215,000 paid to Citadel Management Group, Inc.

Net cash provided by financing activities for the first quarter of 2006 was $171,830 as compared to net cash used in financing activities of $3,776 for the first quarter of 2005. The change for the first quarter of 2006 reflects proceeds received from our capital raising transactions. In the first quarter of 2006, we raised $435,000 in proceeds from the sale of our securities. Our working capital is sufficient to satisfy our current obligations and fund our ongoing expenses for another seven to twelve months, depending on various factors, including the ability of our wellness centers to generate sufficient revenues to sustain operations. As we continue to develop additional wellness centers and our operations grow, it is likely that we will need to raise additional working capital. Other than cash on hand and available borrowings under our corporate credit cards that could provide us up to $21,000 on an unsecured basis, of which approximately $9,682 was outstanding at March 31, 2006, we do not have any other external sources of working capital.

Implementation of our business plan, including the development of a network of wellness centers, funding ongoing operations and satisfying debt obligations as they become due, will require substantial additional capital. Until such time, if any, as our wellness center operations generate sufficient revenues to sustain operations, we will likely continue to fund operations through the sale of equity or debt securities, or a combination of both. If we are unable to secure additional working capital, as needed, our ability to open wellness centers, grow revenues, meet operating and financing obligations as they become due, and continue business and operations, could be in jeopardy.

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

As of the evaluation date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and its acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III OTHER INFORMATION

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

Dated: May 15, 2006	STARMED GROUP, INC.

	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer and
Acting Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2006 of StarMed Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

       a)     Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.     The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: May 15, 2006	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2006 of StarMed Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

       a)     Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.     The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: May 15, 2006	/s/ Herman Rappaport
Herman Rappaport,
Acting Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the fiscal quarter ended March 31, 2006, as filed with the United States Securities and Exchange

Commission (the "Report"), I, Herman Rappaport, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

       (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

May 15, 2006

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the fiscal quarter ended March 31, 2006, as filed with the United States Securities and Exchange Commission (the "Report"), I, Herman Rappaport, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

       (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Herman Rappaport
Herman Rappaport,
Acting Chief Financial Officer

May 15, 2006

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]