Form 10KSB/A
period 2005-12-31
STARMED GROUP INC
filed 2006-07-24
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                EXPLANATORY NOTE

We are amending and restating our Form 10-KSB for the year ended December 31, 2005 to reflect the impact on our financial statements resulting from the recognition of forgiveness of debt income equal to $20,722 for the fiscal year ending December 31, 2004. The amendment involves a claim made by a vendor in the amount of $20,822 for services performed. The vendor subsequently released its claims against us in exchange for 10,000 shares of our stock. In accounting for the transaction, we had originally credited $100 to common stock and credited the remainder to additional paid in capital. We should have accounted for the transaction as the vendor accepting an asset of $100 and the remainder as forgiveness of debt; accordingly, we should have recognized in 2004 forgiveness of debt income in the amount of $20,722, thereby reducing our net loss in 2004 to from $(99,877) to $(79,155). Please see Note 1 contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement.

The Items of this Form 10-KSB/A for the year ended December 31, 2005 which are amended and restated as a result of the restatement of our financial statements are as follows:

      o Part I, Item 1. Description of Business (under Risk Factors describing our history of losses)

      o Part II, Item 6. Management's Discussion and Analysis or Plan of Operation (Results of Operations)

      o  Part II, Item 7. Financial Statements, including:

         o  Consolidated Balance Sheets at December 31, 2005 and December 31,
            2004,

         o  Consolidated Statement of Operations at December 31, 2004,

         o Consolidated Statement of Shareholders' Equity (Deficit) at December 31, 2005 and December 31, 2004,

         o  Consolidated Statements of Cash Flows at December 31, 2004, and

         o  Note 5 to Financial Statements (Capital Stock).

Part IV, Item 13 (Exhibits) includes currently dated certificates from our Chief Executive Officer and Acting Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1.

The remaining Items contained in this Form 10-KSB/A consist of all other items originally contained in our Form 10-KSB for the year ended December 31, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and supersedes in its entirety the previously filed Form 10-KSB for the year ended December 31, 2005.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our total net revenues declined substantially in fiscal 2005 as compared to fiscal 2004 and our net loss for fiscal 2005 was $805,910 as compared to a net loss of $79,155 for fiscal 2004. While at December 31, 2005 we had approximately $1,000,000 of cash on hand and subsequent to that date we have raised approximately $400,000 in gross proceeds through the sale of our securities, we do not presently generate sufficient revenues to fund our ongoing operations. As a result our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2006 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness Center business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                         Increase/        Increase/
                            Fiscal year ended    Fiscal Year Ended      (Decrease)        (Decrease)
                            December 31, 2005    December 31, 2004    $ 2005 vs 2004    % 2005 vs 2004
                            -----------------    -----------------    --------------    --------------
Sales ......................   $    23,775          $ 1,742,351        $(1,718,576)         (98.6)%
Revenue from royalties .....        24,486              104,776            (80,290)         (76.6)%
                               -----------          -----------        -----------          -------
  Total net revenues .......   $    18,768          $   441,266        $  (422,498)         (95.7)%

  Professional fees ........       185,563               39,131            146,432             374%
  Compensation .............       278,857              240,555             38,302            15.9%
  Rent .....................        68,211               59,417              8,794            14.8%
  Accounting fees ..........        41,724               36,195              5,529            15.3%
  Office ...................        37,762               57,120            (19,358)         (33.9)%
  Insurance ................        23,776               18,028              5,748            31.9%
  Advertising, marketing
   and promotion ...........        11,136               46,212            (35,076)         (75.9)%
  Depreciation .............         9,296                9,297                 (1)            NM
  Travel ...................         3,696                  988              2,708             274%
  Donations ................             0               27,915            (27,915)          (100)%
    Total expenses .........       660,021              534,858            125,163            23.4%

(Loss) from operations .....      (641,253)             (93,592)           547,661             591%
                               -----------          -----------        -----------          -------
Total other income (expense)       (58,807)              15,337             43,470             283%
Net (loss) .................   $  (805,910)         $   (79,155)       $   726,755             918%
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

Total Other Income (Expense)

         Total other expenses increased $43,470, or approximately 283%, for fiscal 2005 from fiscal 2004. Included in this increase is:

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.

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

                                        Starmed Group, Inc.

July 21, 2006                           By: /s/ Herman H. Rappaport
                                            ------------------------
                                            Herman H. Rappaport, CEO, President,
                                            Acting Chief Financial Officer,
                                            director, principal executive
                                            officer and principal financial and
                                            accounting officer

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

In our opinion, the consolidated financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Starmed Group, Inc. and its subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's additional paid in capital, accumulated deficit, and net loss previously reported as of and for the years ended December 31, 2005 and 2004 previously reported as $2,189,288, $(1,120,446) and $(805,910), and $109,646, $(314,536),
and $(99,877), respectively, should have been reported as $2,168,566, $(1,099,724), and $(805,910), and $88,924, $(293,814), and $(79,155),
respectively. This discovery was made subsequent to the issuance of the consolidated financial statements. The consolidated financial statements have been restated to reflect this correction.

MENDOZA BERGER & COMPANY, LLP


Irvine, California
February 17, 2006, except for Notes 1 and 5, as to which the date is July 19, 2006

                               STARMED GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________
                                             ASSETS
                                                                      2005              2004
                                                                   (Restated)        (Restated)
                                                                  -----------       -----------
Current assets:
  Cash .....................................................      $ 1,019,259       $    72,708
  Accounts receivable ......................................            7,489            16,561
  Inventory ................................................           22,110            32,970
  Prepaid expenses .........................................          553,747             2,113
                                                                  -----------       -----------

      Total current assets .................................        1,602,605           124,352

  Equipment and furniture:
    Office furniture and computers .........................           65,063            65,063
    Accumulated depreciation ...............................          (39,734)          (30,438)
                                                                  -----------       -----------

      Total equipment and furniture ........................           25,329            34,625
                                                                  -----------       -----------

  Deferred tax asset .......................................                -           105,000
  Other assets .............................................              700             5,266
                                                                  -----------       -----------

      Total assets .........................................      $ 1,628,634       $   269,243
                                                                  ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .........................................      $    44,910       $    21,381
  Accrued expenses .........................................          313,825           334,105
  Income tax payable .......................................            9,359            25,400
  Capital lease obligation - current portion ...............            7,164            15,808
                                                                  -----------       -----------

      Total current liabilities ............................          375,258           396,694

Long term debt:

  Capital lease obligation - less current portion ..........                -             6,875
                                                                  -----------       -----------

      Total long term debt .................................                -             6,875
                                                                  -----------       -----------

      Total liabilities ....................................          375,258           403,569

Commitments and Contingencies ..............................                -                 -

Shareholders' equity:
  Preferred stock (par value $0.01) 25,000,000 shares
    authorized; 0 shares issued and outstanding at
    December 31, 2005 and 2004, respectively ...............                -                 -
  Common stock (par value $0.01) 100,000,000 shares
    authorized; 18,453,424 and 7,056,424 shares issued and
    outstanding at December 31, 2005 and 2004, respectively           184,534            70,564
  Additional paid in capital ...............................        2,168,566            88,924
  Accumulated deficit ......................................       (1,099,724)         (293,814)
                                                                  -----------       -----------

      Total shareholders' equity (deficit) .................        1,253,376          (134,326)
                                                                  -----------       -----------

      Total liabilities and shareholders' equity ...........      $ 1,628,634       $   269,243
                                                                  ===========       ===========

            The accompanying notes are an integral part of these financial statements

                                               F-3

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________

                                                                    2005               2004
                                                                 (Restated)         (Restated)
                                                                ------------       ------------
Sales ....................................................      $     23,775       $  1,742,351
Cost of sales ............................................           (29,493)        (1,405,861)
                                                                ------------       ------------

Gross (loss) profit ......................................            (5,718)           336,490

Revenue from royalties ...................................            24,486            104,776
                                                                ------------       ------------

     Total net revenues ..................................            18,768            441,266
                                                                ------------       ------------

Professional fees ........................................           185,563             39,131
Compensation .............................................           278,857            240,555
Rent .....................................................            68,211             59,417
Accounting fees ..........................................            41,724             36,195
Office ...................................................            37,762             57,120
Insurance ................................................            23,776             18,028
Advertising, marketing and promotion .....................            11,136             46,212
Depreciation .............................................             9,296              9,297
Travel ...................................................             3,696                988
Donations ................................................                 -             27,915
                                                                ------------       ------------

     Total expenses ......................................           660,021            534,858
                                                                ------------       ------------

Loss from operations .....................................          (641,253)           (93,592)

Other income and (expense)
--------------------------
Other income .............................................             1,222                  -
Gain on decrease in fair value of stock price guarantee
 obligation ..............................................            28,805                  -
Gain on forgiveness of debt ..............................                 -             20,722
Interest expense .........................................           (88,834)            (5,385)
                                                                ------------       ------------
     Total other income (expense) ........................           (58,807)           (15,337)
                                                                ------------       ------------
Loss before income taxes .................................          (700,060)           (78,255)
Provision for income taxes ...............................          (105,850)              (900)
                                                                ------------       ------------

Net loss .................................................      $   (805,910)      $    (79,155)
                                                                ============       ============

Net loss per share - basic ...............................      $      (0.08)      $      (0.01)
                                                                ============       ============

Net loss per share - diluted .............................      $      (0.08)      $      (0.01)
                                                                ============       ============

Weighted average number of shares outstanding - basic ....        10,348,651          7,050,753
                                                                ============       ============

Weighted average number of shares outstanding - diluted ..        10,348,651          7,050,753
                                                                ============       ============

            The accompanying notes are an integral part of these financial statements

                                               F-4

                                   STARMED GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________________

                       PREFERRED STOCK       COMMON STOCK
                      -----------------  ---------------------
                      NUMBER  PAR VALUE    NUMBER    PAR VALUE
                        OF    $0.01 PER      OF      $0.01 PER    PAID IN    ACCUMULATED
                      SHARES    SHARE      SHARES      SHARE      CAPITAL      DEFICIT        TOTAL
                      ------  ---------  ----------  ---------  -----------  -----------   -----------
Balance at
 December 31, 2003 .       -  $       -   6,936,424  $  69,364  $    88,924  $  (214,659)  $   (56,371)

Common shares issued
 for services in
 January 2004,
 valued at $0.01
 per share .........       -          -     110,000      1,100            -            -         1,100

Common shares issued
 for cancellation of
 contract in
 exchange for
 accounts payable in
 March 2004, valued
 at $0.01 per share
 restated) .........       -          -      10,000        100            -            -           100

Net loss (restated).       -          -           -          -            -      (79,155)      (79,155)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2004
(restated) .........       -          -   7,056,424     70,564       88,924     (293,814)     (134,326)

Common shares issued
 for services during
 2005 ..............       -          -   2,070,000     20,700            -            -        20,700

Issuance of warrants       -          -           -          -       67,500            -        67,500

Common shares issued
 for services to be
 provided ..........       -          -   1,625,000     16,250      552,500            -       568,750

Common shares issued
 for cash ..........       -          -   7,702,000     77,020    1,459,642            -     1,536,662

Net loss ...........       -          -           -          -            -     (805,910)     (805,910)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2005
 (restated).........       -  $       -  18,453,424  $ 184,534  $ 2,168,566  $(1,099,724)  $ 1,253,376
                      ======  =========  ==========  =========  ===========  ===========   ===========

                The accompanying notes are an integral part of these financial statements

                                                   F-5

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
_______________________________________________________________________________________________

                                                                     2005               2004
                                                                  (Restated)         (Restated)
                                                                 -----------        -----------
Cash flows from operating activities:
   Net loss ..............................................       $  (805,910)       $   (79,155)
Adjustments to reconcile net (loss) to net cash:
   Depreciation and amortization..........................            65,611              9,297
   Shares issued for compensation and services, net.......           517,973              1,100
   Donation of inventory .................................                 -             27,915
   Gain on reduction of stock price guarantee ............            28,805                  -
   Gain on forgiveness of debt ...........................                 -            (20,722)
(Increase) decease in operating assets:
   Accounts receivable ...................................             9,072              3,653
   Inventory .............................................            10,860            (15,392)
   Prepaid expenses ......................................          (497,777)             3,833
   Deferred tax assets ...................................           105,000              1,047
   Other assets ..........................................             4,566                  -
Increase (decrease) in operating liabilities:
   Accounts payable ......................................            23,529            (91,324)
   Accrued expenses ......................................           (20,280)           (21,743)
   Income tax payable ....................................           (16,041)            25,400
                                                                 -----------        -----------

Net cash provided by (used in) operating activities ......          (574,592)          (156,091)
                                                                 -----------        -----------

Cash flows from financing activities:
   Proceeds from note payable and warrants ...............           500,000                  -
   Repayment of note payable .............................          (500,000)                 -
   Capital lease .........................................           (15,519)           (18,489)
   Common stock issued for cash ..........................         1,536,662                  -
                                                                 -----------        -----------

Net cash provided by (used in) financing activities ......         1,521,143            (18,489)
                                                                 -----------        -----------

Net increase (decrease) in cash ..........................           946,551           (174,580)

Cash, beginning of period ................................            72,708            247,288
                                                                 -----------        -----------

Cash, end of period ......................................       $ 1,019,259        $    72,708
                                                                 ===========        ===========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

   Stock issued for compensation and services ............       $    20,700        $     1,100
                                                                 ===========        ===========

   Stock issued for future services.......................       $   568,750        $         -
                                                                 ===========        ===========

   Warrants issued .......................................       $    67,500        $         -
                                                                 ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:

   Payments of interest ..................................       $     1,392        $     5,385
                                                                 ===========        ===========

   Income taxes ..........................................       $    16,481        $         -
                                                                 ===========        ===========

  Stock issued in exchange for accounts payable (restated)       $         -        $       100
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

1.    HISTORY AND ORGANIZATION OF THE COMPANY
      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS;
      -------------------------------------------------

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

      HISTORY AND ORGANIZATION OF THE COMPANY (continued)
      ---------------------------------------

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

      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
      ------------------------------------------------

      In connection with the preparation of audit of the December 31, 2005 audit of the Company's consolidated financial statements and letters of comment received from the Securities Exchange Commission, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements. As a result, we determined to restate our consolidated financial statements for the years ended December 31, 2005 and 2004.

      In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our consolidated financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated consolidated financial statements.

      These restated consolidated financial statements include adjustments related to the following:

      Common Stock issued for Cancellation of Contract in Exchange for Accounts
      Payable: During the year ended December 31, 2004, the Company issued 10,000 shares of common stock to a vendor in settlement of accounts payable. At the time of the transaction, the shares of common stock were valued at $2.08 per share. Management has since decided that the best fair value on the date of issuance of the shares of common stock was $0.01. In addition the Company will recognize $20,722 Gain on forgiveness of debt during the year ended December 31, 2004. The December 31, 2004 consolidated financial statements filed with the December 31, 2005 consolidated financial statements, have been restated to reflect these adjustments.

      The above adjustment did not affect previously reported cash balances as of December 31, 2005 or 2004. The following table presents the effect of the restatement adjustment by financial statement line item for the Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

      Consolidated Balance Sheets as of December 31, 2005 and 2004

                                                                                  As of December 31,
                                                     ---------------------------------------------------------------------------
                                                                     2005                                   2004
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
ASSETS

Current assets:

    Cash ..........................................   1,019,259            -    1,019,259       72,708            -       72,708
    Accounts receivable ...........................       7,489            -        7,489       16,561            -       16,561
    Inventory .....................................      22,110            -       22,110       32,970            -       32,970
    Prepaid expenses ..............................     553,747            -      553,747        2,113            -        2,113
Total current assets ..............................   1,602,605            -    1,602,605      124,352            -      124,352

Equipment and furniture:

    Office furniture and computers ................      65,063            -       65,063       65,063            -       65,063
    Accumulated depreciation ......................     (39,734)           -      (39,734)     (30,438)           -      (30,438)
    Total equipment and furniture .................      25,329            -       25,329       34,625            -       34,625

Deferred tax asset ................................           -            -            -      105,000            -      105,000
Other asset .......................................         700            -          700        5,266            -        5,266

Total Assets ......................................   1,628,634            -    1,628,634      269,243            -      269,243



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable ..............................      44,910            -       44,910       21,381            -       21,381
    Accrued expenses ..............................     313,825            -      313,825      334,105            -      334,105
    Income tax payable ............................       9,359            -        9,359       25,400            -       25,400
    Capital lease obligation-current portion ......       7,164            -        7,164       15,808            -       15,808
Total current liabilities .........................     375,258            -      375,258      396,694            -      396,694

Long term debt:

    Capital lease obligation-less current portion .           -            -            -        6,875            -        6,875
Total long term debt ..............................           -            -            -        6,875            -        6,875

Total Liabilities .................................     375,258            -      375,258      403,569            -      403,569

Commitments and Contingencies

Shareholders' equity:

    Preferred stock (par value $0.01) 25,000,000
      shares authorized; 0 shares issued and
      outstanding at December 31, 2005 and 2004,
      respectively ................................           -            -            -            -            -            -
    Common stock (par value $0.01) 100,000,000
      shares authorized; 18,453,424 and 7,056,424
      shares issued and outstanding at December 31,
      2005 and 2004, respectively .................     184,534            -      184,534       70,564            -       70,564
    Additional paid in capital ....................   2,189,288      (20,722)   2,168,566      109,646      (20,722)      88,924
    Accumulated deficit ...........................  (1,120,446)      20,722   (1,099,724)    (314,536)      20,722     (293,814)
Total shareholders' equity (deficit) ..............   1,253,376            -    1,253,376     (134,326)           -     (134,326)

Total liabilities and shareholders' equity ........   1,628,634            -    1,628,634      269,243            -      269,243


                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

      Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

                                                                             For the year ended December 31,
                                                     ---------------------------------------------------------------------------
                                                                     2005                                   2004
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
Sales .............................................      23,775            -       23,775    1,742,351            -    1,742,351
Cost of Sales .....................................     (29,493)           -      (29,493)  (1,405,861)           -   (1,405,861)
Gross (loss) profit ...............................      (5,718)           -       (5,718)     336,490            -      336,490

Revenue from royalties ............................      24,486            -       24,486      104,776            -      104,776

  Total net revenues ..............................      18,768            -       18,768      441,266            -      441,266


Professional fees .................................     185,563            -      185,563       39,131            -       39,131
Compensation ......................................     278,857            -      278,857      240,555            -      240,555
Rent ..............................................      68,211            -       68,211       59,417            -       59,417
Accounting fees ...................................      41,724            -       41,724       36,195            -       36,195
Office ............................................      37,762            -       37,762       57,120            -       57,120
Insurance .........................................      23,776            -       23,776       18,028            -       18,028
Advertising, marketing and promotion ..............      11,136            -       11,136       46,212            -       46,212
Depreciation ......................................       9,296            -        9,296        9,297            -        9,297
Travel ............................................       3,696            -        3,696          988            -          988
Donations .........................................           -            -            -       27,915            -       27,915

  Total expenses ..................................     660,021            -      660,021      534,858            -      534,858

Loss from operations ..............................    (641,253)           -     (641,253)     (93,592)           -      (93,592)

Other income and (expense):
  Other income ....................................       1,222            -        1,222            -            -            -
  Gain on decrease in fair value of stock .........           -
  guarantee obligation ............................      28,805            -       28,805            -            -            -
  Gain on forgiveness of debt .....................           -            -            -            -       20,722       20,722
  Interest obligation .............................     (88,834)           -      (88,834)      (5,385)           -       (5,385)

Total other income (expense) ......................     (58,807)           -      (58,807)      (5,385)      20,722       15,337

Loss before income taxes ..........................    (700,060)           -     (700,060)     (98,977)      20,722      (78,255)
Provision for income taxes ........................    (105,850)           -     (105,850)        (900)           -         (900)

Net loss ..........................................    (805,910)           -     (805,910)     (99,877)      20,722      (79,155)

Net loss per share-basic ..........................       (0.08)           -        (0.08)       (0.01)           -        (0.01)

Net loss per share-diluted ........................        0.08            -         0.08        (0.01)           -        (0.01)

Weighted average of number
  of shares outstanding-basic .....................  10,348,651            -   10,348,651    7,050,753            -    7,050,753

Weighted average of number
  of shares outstanding-diluted ...................  10,348,651            -   10,348,651    7,050,753            -    7,050,753


                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

      Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

                                                                             For the year ended December 31,
                                                     ---------------------------------------------------------------------------
                                                                     2005                                   2004
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................    (805,910)           -     (805,910)     (99,877)      20,722      (79,155)
Adjustments to reconcile net loss to net cash .....           -
   Depreciation and amortization ..................      65,611            -       65,611        9,297            -        9,297
   Shares issued for services, net ................     517,973            -      517,973        1,100            -        1,100
   Donation of inventory ..........................           -            -            -       27,915            -       27,915
   Gain on reduction of stock price guarantee .....      28,805            -       28,805            -            -            -
   Gain on forgiveness of debt ....................           -            -            -            -      (20,722)     (20,722)
(Increase) decrease in operating assets ...........           -
   Accounts receivable ............................       9,072            -        9,072        3,653            -        3,653
   Inventory ......................................      10,860            -       10,860      (15,392)           -      (15,392)
   Prepaid expenses ...............................    (497,777)           -     (497,777)       3,833            -        3,833
   Deferred tax assets ............................     105,000            -      105,000        1,047            -        1,047
   Other assets ...................................       4,566            -        4,566            -            -            -
Increase (decrease) in operating liabilities ......           -
   Accounts payable ...............................      23,529            -       23,529      (91,324)           -      (91,324)
   Accrued expenses ...............................     (20,280)           -      (20,280)     (21,743)           -      (21,743)
   Income tax payable .............................     (16,041)           -      (16,041)      25,400            -       25,400
Net cash provided by (used in) operating activities    (574,592)           -     (574,592)    (156,091)           -     (156,091)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from not payable warrants .............     500,000            -      500,000            -            -            -
   Repayment of note payabe .......................    (500,000)           -     (500,000)           -            -            -
   Capital lease ..................................     (15,519)           -      (15,519)     (18,489)           -      (18,489)
   Common stock issued for cash ...................   1,536,662            -    1,536,662            -            -            -
Net cash provided by (used in) financing activities   1,521,143            -    1,521,143      (18,489)           -      (18,489)

Net increase (decrease) in cash ...................     946,551            -      946,551     (174,580)           -     (174,580)
Cash, beginning of period .........................      72,708            -       72,708      247,288            -      247,288
Cash, end of period ...............................   1,019,259            -    1,019,259       72,708            -       72,708


Supplemental Information on Non-Cash Investing and Financing Activities

   Stock issued for compensation and services .....      20,700            -       20,700        1,100            -        1,100
   Stock issued for future services ...............     568,750            -      568,750            -            -            -
   Warrants issued ................................      67,500            -       67,500            -            -            -

Supplemental Cash Flow Information
 Cash paid during year for:
   Payments of interest ...........................       1,392            -        1,392        5,385            -        5,385
   Income taxes ...................................      16,481            -       16,481            -            -            -
   Stock issued in exchange for accounts payable ..           -            -            -       20,822      (20,722)         100


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

5.    CAPITAL STOCK (Continued)
      -------------

      On March 16, 2004, the Company issued 10,000 common shares in exchange for accounts payable of $20,822. The shares were valued at $0.01 per share or $100 and the Company recognized a gain on forgiveness of debt of $20,722.

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