Form 10QSB/A
period 2006-03-31
STARMED GROUP INC
filed 2006-07-24
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                   (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ______


                        Commission file number 000-33153
                                               ---------

                               STARMED GROUP, INC.
                               -------------------
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

                                 (310) 226-2555
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, the registrant had 22,418,424 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                               STARMED GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2006 (unaudited)
  and December 31, 2005                                                        4

Consolidated Statements of Operations for the three months
  ended March 31, 2006 and March 31, 2005 (unaudited)                          6

Consolidated Statement of Shareholders' Equity (Deficit) for the
  three months ended March 31, 2006 (unaudited)                                7

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2006 and March 31, 2005 (unaudited)                                8

Notes to Consolidated Financial Statements (unaudited)                         9

Item 2.  Management's Discussion and Analysis or Plan of Operation            18

Item 3.  Controls and Procedures                                              22

PART II. OTHER INFORMATION                                                    22

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

                                EXPLANATORY NOTE

We are amending and restating our Form 10-QSB for the quarter ended March 31, 2006 to reflect the impact on our financial statements resulting from the recognition of forgiveness of debt income equal to $20,722 for the fiscal year ending December 31, 2004. The amendment involves a claim made by a vendor in the amount of $20,822 for services performed. The vendor subsequently released its claims against us in exchange for 10,000 shares of our stock. In accounting for the transaction, we had originally credited $100 to common stock and credited the remainder to additional paid in capital. We should have accounted for the transaction as the vendor accepting an asset of $100 and the remainder as forgiveness of debt; accordingly, we should have recognized in 2004 forgiveness of debt income in the amount of $20,722, thereby resulting in a lower additional paid in capital and accumulated deficit for the periods ending March 31, 2006 and December 31, 2005. Please see Note 1 contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the quarter ended March 31, 2006 which are amended and restated as a result of the restatement of our financial statements are as follows:

      o  Part I, Item 1. Financial Statements, including:

         o Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, and

         o  Consolidated Statement of Shareholders' Equity (Deficit).

Part III, Item 6 (Exhibits) includes currently dated certificates from our Chief Executive Officer and Acting Chief Financial Officer in Exhibits 31.1, 31.2,
32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other items originally contained in our Form 10-QSB for the quarter ended March 31, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and supersedes in its entirety the previously filed Form 10-QSB for the quarter ended March 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,    December 31,
                                                         2006           2005
                                                      (Restated)    (Restated)
                                                      -----------   -----------

ASSETS

Current assets:

     Cash ..........................................  $   872,929   $ 1,019,259
     Accounts receivable ...........................        4,261         7,489
     Inventory .....................................       21,403        22,110
     Prepaid expenses ..............................      473,453       548,730
     Deferred financing costs ......................            -         5,017
                                                      -----------   -----------

     Total current assets ..........................    1,372,046     1,602,605
                                                      -----------   -----------

Equipment and furniture:

     Office furniture and computers ................       65,063        65,063
     Accumulated depreciation ......................      (42,058)      (39,734)
                                                      -----------   -----------

     Total equipment and furniture .................       23,005        25,329
                                                      -----------   -----------

Deferred tax assets ................................            -             -
Deposits ...........................................        5,766           700
                                                      -----------   -----------

     Total assets ..................................  $ 1,400,817   $ 1,628,634
                                                      ===========   ===========


        See accompanying notes to the consolidated financial statements.

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSLIDATED BALANCE SHEETS
                               UNAUDITED) (con't.)

                                                       March 31,    December 31,
                                                         2006           2005
                                                      (Restated)    (Restated)
                                                      -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable ..............................  $    67,794   $    44,910
     Accrued expenses ..............................       55,845        54,580
     Income tax payable ............................        9,314         9,359
     Note payable ..................................            -       259,245
     Capital lease obligation ......................        2,909         7,164
                                                      -----------   -----------

     Total current liabilities .....................      135,862       375,258
                                                      -----------   -----------

Commitments ........................................            -             -

Shareholders' equity (deficit):
     Preferred stock (par value $0.01) 25,000,000
       shares authorized, no shares issued and
       outstanding at March 31, 2006 and
       December 31, 2005, respectively .............            -             -
     Common stock (par value $0.01) 100,000,000
       shares authorized; 22,418,424 and 18,453,424
       shares issued and outstanding at March 31,
       2006 and December 31, 2005, respectively ....      224,184       184,534
       Additional paid in capital ..................    3,184,416     2,168,566
Accumulated deficit ................................   (2,143,645)   (1,099,724)
                                                      -----------   -----------

Total shareholders' equity (deficit) ...............    1,264,955     1,253,376
                                                      -----------   -----------

Total liabilities and shareholders' equity .........  $ 1,400,817   $ 1,628,634
                                                      ===========   ===========


           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2006           2005
                                                     (Restated)     (Restated)
                                                    ------------   ------------

Sales ............................................  $      4,770   $      6,204
Revenues from royalties ..........................             -         11,445
                                                    ------------   ------------

     Total revenues ..............................         4,770         17,649

Cost of sales ....................................         1,595          4,707
                                                    ------------   ------------

Gross profit (loss) ..............................         3,175         12,942
                                                    ------------   ------------

General, selling and administrative expenses:
     Compensation ................................       709,094         58,113
     Professional fees ...........................       262,322         14,967
     Accounting fees .............................        47,556          4,519
     Office ......................................        27,901          3,356
     Rent ........................................        23,869         14,898
     Insurance ...................................         6,220          5,085
     Advertising, marketing and promotion ........        16,249            565
     Depreciation ................................         2,324          2,324
     Travel ......................................         3,672            133
                                                    ------------   ------------
       Total general, selling and
         administrative expenses .................     1,099,207        103,960
                                                    ------------   ------------

Income (loss) from operations ....................    (1,096,032)       (91,018)
                                                    ------------   ------------

Interest expense .................................             -           (930)
Interest Income ..................................         7,866              -
Gain on debt forgiveness of debt .................        44,245              -
                                                    ------------   ------------

Income (loss) before income taxes ................    (1,043,921)       (91,948)
(Benefit) provision for income taxes .............             -       (105,000)
                                                    ------------   ------------

Net income (loss) ................................  $ (1,043,921)  $   (196,948)
                                                    ============   ============

Net income (loss) per share - basic ..............  $      (0.05)  $      (0.02)
                                                    ============   ============

Net income (loss) per share - diluted ............  $      (0.05)  $      (0.02)
                                                    ============   ============
Weighted average number of shares
 outstanding - basic .............................    21,407,036      8,865,313
                                                    ============   ============
Weighted average number of shares
 outstanding - diluted ...........................    21,407,036      8,865,313
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                       STARMED GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                      PREFERRED STOCK                               COMMON STOCK
                                   NUMBER OF   PAR VALUE   NUMBER OF    PAR VALUE     PAID IN      ACCUMULATED
                                    SHARES      ($0.01)      SHARES      ($0.01)      CAPITAL        DEFICIT          TOTAL
                                   ---------   ---------   ----------   ---------   ------------   ------------   ------------
Balance at December 31, 2005
 (unaudited)(restated)..........       -       $   -       18,453,424   $ 184,534   $ 2,168,566    $(1,099,724)   $  1,253,376

Common shares issued for
  Cash during first Quarter 2006       -           -        1,740,000      17,400       417,600              -         435,000

Common shares issued for
  Services provided ............       -           -        2,225,000      22,250       378,250              -         400,500

  Stock options issued
  as compensation ..............       -           -                -           -       220,000               -        220,000

  Net Loss .....................       -           -                -           -             -     (1,043,921)     (1,043,921)
                                   ---------   ---------   ----------   ---------   -----------    -----------    ------------

Balance at March 31, 2006
  (restated) ...................       -           -       22,418,424   $ 224,184   $ 3,184,416    $(2,143,645)   $  1,264,955
                                   =========   =========   ==========   =========   ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        March 31,     March 31,
                                                          2006          2005
                                                       (Restated)    (Restated)
                                                      -----------   -----------

Cash flows from operating activities:
  Net income (loss) ................................  $(1,043,921)  $  (196,948)
                                                      -----------   -----------

Adjustments to reconcile net income (loss) to
 net cash:
  Depreciation .....................................        2,324         2,324
  Deferred Tax Assets ..............................            -       105,000
  Shares Issued for Services .......................      400,500        20,200
Stock Options issued as compensation ...............      220,000
Operating assets: ..................................            -
  Accounts Receivable ..............................        3,228         3,612
  Decrease in Inventory ............................          707         1,954
  Prepaid expenses .................................       75,277            68
  (Decrease) Increase in Deposit ...................       (5,066)          250
  Increase (decrease) in deferred financing costs ..        5,017             -
Increase in Accounts Payable .......................       22,884         1,253
  Accrued expenses .................................        1,265             -
Decrease in Income tax payable .....................          (45)            -
                                                      -----------   -----------

Net Cash Used by Operating Activities ..............     (317,830)      (62,287)
                                                      -----------   -----------

Cash flows from financing activities:
Capital lease payments .............................       (4,255)       (3,776)
Repayment of Note payable ..........................     (259,245)
Cash received from issuance of common stock ........      435,000
                                                      -----------   -----------

Net cash provided (used) by financing activities ...      171,500        (3,776)
                                                      -----------   -----------

Net increase (decrease) in cash ....................     (146,330)      (66,063)

Cash, beginning of period ..........................    1,019,259        72,708
                                                      -----------   -----------

Cash, end of period ................................  $   872,929   $     6,645
                                                      ===========   ===========

Supplemental information on non-cash and financing
 activities
Stock issued for compensation and services .........  $   400,500   $    20,200
                                                      ===========   ===========
Stock options issued for compensation ..............  $   220,000   $         -
                                                      ===========   ===========
Supplemental cash flow information
Cash paid for interest .............................  $         -   $       930
                                                      ===========   ===========
Cash paid for income taxes .........................  $         -   $         -
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

1. HISTORY AND ORGANIZATION OF THE COMPANY;
   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of audit of the December 31, 2005 audit of the Company's consolidated financial statements and letters of comment received from the Securities Exchange Commission, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements. As a result, we determined to restate our consolidated financial statements for the three months ended March 31, 2006 and 2005.

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

These restated consolidated financial statements include adjustments related to the following:

      Common Stock issued for Cancellation of Contract in Exchange for Accounts
      Payable: During the year ended December 31, 2004, the Company issued 10,000 shares of common stock to a vendor in settlement of accounts payable. At the time of the transaction, the shares of common stock were valued at $2.08 per share. Management has since decided that the best fair value on the date of issuance of the shares of common stock was $0.01. In addition the Company will recognize $20,722 Gain on forgiveness of debt during the year ended December 31, 2004. The December 31, 2004 consolidated financial statements filed with the December 31, 2005 consolidated financial statements have been restated to reflect these adjustments.

The above adjustment did not affect previously reported cash balances as of March 31, 2006 and December 31, 2005. The following tables present the effect of the restatement adjustment by financial statement line item for the Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

                                                             As of March 31, 2006                 As of December 31, 2005
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
ASSETS

Current assets:
    Cash ..........................................     872,929            -      872,929    1,019,259            -    1,019,259
    Accounts receivable ...........................       4,261            -        4,261        7,489            -        7,489
    Inventory .....................................      21,403            -       21,403       22,110            -       22,110
    Prepaid expenses ..............................     473,453            -      473,453      548,730            -      548,730
    Deferred financing costs ......................           -            -            -        5,017            -        5,017
Total current assets ..............................   1,372,046            -    1,372,046    1,602,605            -    1,602,605

Equipment and furniture:
    Office furniture and computers ................      65,063            -       65,063       65,063            -       65,063
    Accumulated depreciation ......................     (42,058)           -      (42,058)     (39,734)           -      (39,734)
    Total equipment and furniture .................      23,005            -       23,005       25,329            -       25,329

Deferred tax asset ................................           -            -            -            -            -            -
Other asset .......................................       5,766            -        5,766          700            -          700

Total Assets ......................................   1,400,817            -    1,400,817    1,628,634            -    1,628,634



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ..............................      67,794            -       67,794       44,910            -       44,910
    Accrued expenses ..............................      55,845            -       55,845       54,580            -       54,580
    Income tax payable ............................       9,314            -        9,314        9,359            -        9,359
    Note payable ..................................           -            -            -      259,245            -      259,245
    Capital lease obligation-current portion ......       2,909            -        2,909        7,164            -        7,164
Total current liabilities .........................     135,862            -      135,862      375,258            -      375,258

Long term debt:
    Capital lease obligation-less current portion .           -            -            -            -            -            -
Total long term debt ..............................           -            -            -            -            -            -

Total Liabilities .................................     135,862            -      135,862      375,258            -      375,258

Commitments and Contingencies

Shareholders' equity:
    Preferred stock (par value $0.01) 25,000,000
      shares authorized; 0 shares issued and
      outstanding at March 31, 2006 and December
      31, 2005, respectively ......................           -            -            -            -            -            -
    Common stock (par value $0.01) 100,000,000
      shares authorized; 22,418,424 and 18,453,424
      shares issued and outstanding at March 31,
      2006 and December 31, 2005, respectively ....     224,184            -      224,184      184,534            -      184,534
    Additional paid in capital ....................   3,205,138      (20,722)   3,184,416    2,189,288      (20,722)   2,168,566
    Accumulated deficit ...........................  (2,164,367)      20,722   (2,143,645)  (1,120,446)      20,722   (1,099,724)
Total shareholders' equity (deficit) ..............   1,264,955            -    1,264,955    1,253,376            -    1,253,376

Total liabilities and shareholders' equity ........   1,400,817            -    1,400,817    1,628,634            -    1,628,634


                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

Consolidated Statements of Operations for three months ended March 31, 2006 and 2005

                                                                               For Period Ending March 31,
                                                     ---------------------------------------------------------------------------
                                                                     2006                                   2005
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
Sales .............................................       4,770            -        4,770        6,204            -        6,204
Revenues from royalties ...........................           -            -            -       11,445            -       11,445
Total Revenues ....................................       4,770            -        4,770       17,649            -       17,649

Cost of sales .....................................       1,595            -        1,595        4,707            -        4,707

Gross profit(loss) ................................       3,175            -        3,175       12,942            -       12,942


Professional fees .................................     262,322            -      262,322       14,967            -       14,967
Compensation ......................................     709,094            -      709,094       58,113            -       58,113
Rent ..............................................      23,869            -       23,869       14,898            -       14,898
Accounting fees ...................................      47,556            -       47,556        4,519            -        4,519
Office ............................................      27,901            -       27,901        3,356            -        3,356
Insurance .........................................       6,220            -        6,220        5,085            -        5,085
Advertising, marketing and promotion ..............      16,249            -       16,249          565            -          565
Depreciation ......................................       2,324            -        2,324        2,324            -        2,324
Travel ............................................       3,672            -        3,672          133            -          133
Donations .........................................           -            -            -            -            -            -
Total expenses ....................................   1,099,207            -    1,099,207      103,960            -      103,960

Loss from operations ..............................  (1,096,032)           -   (1,096,032)     (91,018)           -      (91,018)

Other income and (expense):
Other income ......................................       7,866            -        7,866         (930)           -         (930)
Gain on decrease in fair value of stock ...........           -
Guarantee obligation ..............................           -            -            -            -            -            -
Gain on forgiveness of debt .......................      44,245            -       44,245            -            -            -
Interest obligation ...............................           -                         -            -            -            -
Total other income (expense) ......................      52,111            -       52,111         (930)           -         (930)

Loss before income taxes ..........................  (1,043,921)           -   (1,043,921)     (91,948)           -      (91,948)
Provision for income taxes ........................           -            -            -     (105,000)           -     (105,000)

Net loss ..........................................  (1,043,921)           -   (1,043,921)    (196,948)           -     (196,948)

Net loss per share-basic ..........................       (0.05)           -        (0.05)       (0.02)           -        (0.02)

Net loss per share-diluted ........................       (0.05)           -        (0.05)       (0.02)           -        (0.02)

Weighted average of number
of shares outstanding-basic .......................  21,407,036            -   21,407,036    8,865,313            -    8,865,313

Weighted average of number
of shares outstanding-diluted .....................  21,407,036            -   21,407,036    8,865,313            -    8,865,313


                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

                                                                         For the three months ended March 31,
                                                     ---------------------------------------------------------------------------
                                                                     2006                                   2005
                                                     ------------------------------------   ------------------------------------
                                                         AS                                     AS
                                                     PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                                      REPORTED    ADJUSTMENTS   RESTATED     REPORTED    ADJUSTMENTS   RESTATED
                                                     ----------   -----------  ----------   ----------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................  (1,043,921)           -   (1,043,921)    (196,948)           -     (196,948)
Adjustments to reconcile net loss to net cash .....           -
   Depreciation and amortization ..................       2,324            -        2,324        2,324            -        2,324
Deferred tax asset ................................           -            -            -      105,000            -            -
   Shares issued for services, net ................     400,500            -      400,500       20,200            -       20,200
Stock Options issued as compensation ..............     220,000                                      -            -            -
   Donation of inventory ..........................           -            -            -            -            -            -
   Gain on reduction of stock price guarantee .....           -            -            -            -            -            -
   Gain on forgiveness of debt ....................           -            -            -            -            -            -
(Increase) decrease in operating assets ...........           -
   Accounts receivable ............................       3,228            -        3,228        3,612            -        3,612
   Inventory ......................................         707            -          707        1,954            -        1,954
   Prepaid expenses ...............................      75,277            -       75,277           68            -           68
(Decrease) Increase in Deposit ....................      (5,066)           -       (5,066)         250            -          250
Increase (decrease) in deferred financing costs ...       5,017            -        5,017            -            -            -
Increase (decrease) in operating liabilities ......           -
   Accounts payable ...............................      22,884            -       22,884        1,253            -        1,253
   Accrued expenses ...............................       1,265            -        1,265            -            -            -
   Income tax payable .............................         (45)           -          (45)           -            -            -
Net cash provided by (used in) operating activities    (317,830)           -     (537,830)     (62,287)           -     (167,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital lease payments .........................      (4,255)           -       (4,255)      (3,776)           -       (3,776)
   Repayment of note payable ......................    (259,245)           -     (259,245)           -            -            -
Cash received from issuance of common stock .......     435,000            -      435,000            -            -            -
Net cash provided by (used in) financing activities     171,500            -      171,500       (3,776)           -       (3,776)

Net increase (decrease) in cash ...................    (146,330)           -     (366,330)     (66,063)           -     (171,063)
Cash, beginning of period .........................   1,019,259            -    1,019,259       72,708            -       72,708
Cash, end of period ...............................     872,929            -      652,929        6,645            -      (98,355)


Supplemental Information on Non-Cash Investing
and Financing Activities
   Stock issued for compensation and services .....     400,500            -      400,500       20,200            -       20,200
   Stock issued for compensation ..................     220,000            -      220,000            -            -            -

Supplemental Cash Flow Information
 Cash paid during year for:
   Payments of interest ...........................           -            -            -          930            -          930
   Income taxes ...................................           -            -            -            -            -            -
   Stock issued in exchange for accounts payable ..           -            -            -            -            -            -

                                       13

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

6. INCOME TAXES

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

PART II OTHER INFORMATION

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

Dated: July 21, 2006                   STARMED GROUP, INC.

                                       By: /s/ Herman Rappaport
                                           --------------------
                                       Herman Rappaport,
                                       Chief Executive Officer and
                                       Acting Chief Financial Officer