Form 10QSB
period 2006-06-30
STARMED GROUP INC
filed 2006-08-15
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, the registrant had 22,418,424 shares of its common stock outstanding (not including 856,075 shares that the registrant is contractually obligated to issue as of August 4,
2006).

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                               STARMED GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2006 (unaudited)
           and December 31, 2005 ...........................................   2

         Consolidated Statements of Operations for the three months and
           six months ending June 30, 2006 and June 30, 2005 (unaudited) ...   4

         Consolidated Statement of Shareholders' Equity (Deficit) for
           the six months ending June 30, 2006 (unaudited) .................   5

         Consolidated Statements of Cash Flows for the six months ending
           June 30, 2006 and June 30, 2005 (unaudited) .....................   6

         Notes to Consolidated Financial Statements (unaudited) ............   7

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  11

Item 3.  Controls and Procedures ...........................................  17

PART II. OTHER INFORMATION .................................................  17


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

ITEM 1.  FINANCIAL STATEMENTS

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                                                        June 30,    December 31,
                                                          2006          2005
                                                      -----------   -----------
ASSETS

Current assets:
  Cash .............................................  $   550,504   $ 1,019,259
  Accounts receivable ..............................        5,392         7,489
  Inventory ........................................       24,717        22,110
  Prepaid expenses .................................      399,932       548,730
  Deferred financing costs .........................            -         5,017
                                                      -----------   -----------

  Total current assets .............................      980,545     1,602,605

Equipment and furniture:
  Office furniture and computers ...................       68,060        65,063
  Accumulated depreciation .........................      (44,489)      (39,734)
                                                      -----------   -----------

  Total equipment and furniture ....................       23,571        25,329

Deferred tax assets ................................            -             -
Deposits ...........................................        7,316           700
                                                      -----------   -----------

  Total assets .....................................  $ 1,011,432   $ 1,628,634
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                                                        June 30,    December 31,
                                                          2006          2005
                                                      -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .................................  $    63,570   $    44,910
  Accrued expenses .................................       55,596        54,580
  Income tax payable ...............................        9,524         9,359
  Note payable .....................................            -       259,245
  Capital lease obligation .........................            -         7,164
                                                      -----------   -----------
  Total current liabilities ........................      128,690       375,258

Commitments ........................................            -             -

Shareholders' equity (deficit):
  Preferred stock (par value $0.01) 25,000,000
    shares authorized, no shares issued and
    outstanding at June 30, 2006 and
    December 31, 2005, respectively ................            -             -
  Common stock (par value $0.01) 100,000,000
    shares authorized; 22,418,424 and 18,453,424
    shares issued and outstanding at June 30, 2006
    and December 31, 2005, respectively ............      224,184       184,534
  Common Stock and Warrants To Be Issued ...........      317,880             -
  Additional paid in capital .......................    3,184,416     2,168,566
Accumulated deficit ................................   (2,843,738)   (1,099,724)
                                                      -----------   -----------
Total shareholders' equity (deficit) ...............      882,742     1,253,376
                                                      -----------   -----------

Total liabilities and shareholders' equity .........  $ 1,011,432   $ 1,628,634
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                                       STARMED GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
______________________________________________________________________________________________________________
                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                               ENDING JUNE 30,             ENDING JUNE 30,
                                                         -------------------------   -------------------------
                                                             2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------
Sales .................................................  $     7,173   $     3,527   $    11,943   $     9,731
Revenues from royalties ...............................        3,189        12,553         3,189        23,998
                                                         -----------   -----------   -----------   -----------

    Total revenues ....................................       10,362        16,080        15,132        33,729
                                                         -----------   -----------   -----------   -----------

Cost of sales .........................................        1,067         4,709         2,662         9,416
                                                         -----------   -----------   -----------   -----------

Gross profit ..........................................        9,295        11,371        12,470        24,313

General, selling and administrative expenses:
  Compensation ........................................      154,500        20,518       863,594        78,631
  Professional fees ...................................      129,543        19,254       391,865        34,221
  Accounting fees .....................................       16,638        11,719        64,194        16,238
  Office ..............................................       20,724         5,814        48,625         9,170
  Rent ................................................       35,224        15,353        59,093        30,251
  Insurance ...........................................       15,339         5,182        21,559        10,267
  Advertising, marketing and promotion ................       17,597           663        33,846         1,228
  Depreciation ........................................        2,431         2,324         4,755         4,648
  Travel and entertainment ............................        5,821           503         9,493           636
                                                         -----------   -----------   -----------   -----------

    Total general, selling and administrative expenses       397,817        81,330     1,497,024       185,290
                                                         -----------   -----------   -----------   -----------

Income (loss) from operations .........................     (388,522)      (69,959)   (1,484,554)     (160,977)

Total other income and (expense)
Interest income .......................................        5,449             -        13,315             -
Gain on forgiveness of debt ...........................            -             -        44,245             -
Interest expense ......................................          860          (981)          860        (1,911)
Common stock and warrants expense .....................     (317,880)            -      (317,880)            -
                                                         -----------   -----------   -----------   -----------
Total other Income and (expense) ......................     (311,571)         (981)     (259,460)       (1,911)


Income (loss) before income taxes .....................     (700,093)      (70,940)   (1,744,014)     (162,888)
(Benefit) provision  for income taxes .................            -             -             -       105,000
                                                         -----------   -----------   -----------   -----------
Net income (loss) .....................................  $  (700,093)  $   (70,940)  $(1,744,014)  $  (267,888)
                                                         ===========   ===========   ===========   ===========

Net income (loss) per share - basic ...................  $     (0.03)  $     (0.01)  $     (0.08)  $     (0.03)
                                                         ===========   ===========   ===========   ===========

Net income (loss) per share - diluted .................  $     (0.03)  $     (0.01)  $     (0.08)  $     (0.03)
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - basic .   22,418,424     9,126,424    21,407,036     8,996,590
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - diluted   22,418,424     9,126,424    21,407,036     8,996,590
                                                         ===========   ===========   ===========   ===========

                          See accompanying notes to consolidated financial statements.

                                                       4

                                                STARMED GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                           (UNAUDITED)
_________________________________________________________________________________________________________________________________
                                 PREFERRED STOCK           COMMON STOCK                      COMMON
                              ---------------------   ----------------------               SHARES AND
                              NUMBER OF   PAR VALUE   NUMBER OF    PAR VALUE    PAID IN    WARRANTS TO  ACCUMULATED
                               SHARES      ($0.01)      SHARES      ($0.01)     CAPITAL     BE ISSUED    (DEFICIT)       TOTAL
                              ---------   ---------   ----------   ---------   ----------   ---------   -----------   -----------
Balance at December 31, 2005
  (unaudited) ..............          -   $       -   18,453,424   $ 184,534   $2,168,566   $       -   $(1,099,724)  $ 1,253,376
                              ---------   ---------   ----------   ---------   ----------   ---------   -----------   -----------

Common shares issued during
 six months ended
 June 30, 2006

  For cash .................          -   $       -    1,740,000   $  17,400   $  417,600   $       -   $         -   $   435,000

  For services provided ....          -   $       -    2,225,000   $  22,250   $  378,250   $       -   $         -   $   400,500

  For common shares and
  warrants to be issued ....          -   $       -            -   $       -            -   $ 317,880   $         -   $   317,880

Stock options issued during
 six months ended
 June 30, 2006

  As compensation ..........          -   $       -            -   $       -   $  220,000   $       -   $         -   $   220,000

  Net Loss .................          -   $       -            -   $       -   $        -   $       -   $(1,744,014)  $(1,744,014)
                              ---------   ---------   ----------   ---------   ----------   ---------   -----------   -----------

Balance at June  30, 2006 ..          -   $       -   22,418,424   $ 224,184   $3,184,416   $ 317,880   $(2,843,738)  $   882,742
                              =========   =========   ==========   =========   ==========   =========   ===========   ===========


                                   See accompanying notes to consolidated financial statements.

                                                                5

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
________________________________________________________________________________

                                                      FOR THE SIX MONTHS ENDING
                                                        June 30,      June 30,
                                                          2006          2005
                                                      -----------   -----------
Cash flows from operating activities:
  Net income (loss) ................................  $(1,744,014)  $  (267,888)
Adjustments to reconcile net income (loss)
 to net cash:
  Common Stock .....................................       22,250             -
  Common Stock and Warrants to be Issued............      317,880             -
  Additional Paid In Capital .......................      598,250             -
  Note Payable .....................................      (44,245)            -
  Depreciation .....................................        4,755         4,648
  Deferred Tax Assets ..............................            -       105,000
  Shares Issued for Services .......................            -        20,700
Operating assets:
  Accounts Receivable ..............................        2,097       (46,160)
  Decrease in Inventory ............................       (2,607)        3,774
  Prepaid expenses .................................      148,798       (22,273)
  (Decrease) Increase in Deposit ...................       (6,616)          250
Increase in Accounts Payable .......................       18,660        11,797
  Accrued expenses .................................        1,016         5,290
Decrease in Income tax payable .....................          165        (3,000)
                                                      -----------   -----------
Net Cash Used by Operating Activities ..............  $  (683,611)  $  (187,862)

Cash flows from financing activities:
Deferred financing costs............................  $     5,017             -
Note payable .......................................     (215,000)            -
Capital lease payments .............................       (7,164)       (7,378)
Loans from Shareholders ............................            -        20,000
Issuance of notes payable and warrants .............            -       450,000
Equipment ..........................................            -        20,000
Cash received from issuance of common stock ........      435,000             -
                                                      -----------   -----------
Net cash provided (used) by financing activities ...  $   217,853   $   462,622

Cash flows from Investing Activities:
Office furniture and computer.......................       (2,997)            -
                                                      -----------   -----------
Net cash provided (used) by financing activities ...  $    (2,997)  $         -

Net increase (decrease) in cash ....................  $  (468,755)  $   274,760

Cash, beginning of period ..........................  $ 1,019,259   $    72,708
                                                      -----------   -----------

Cash, end of period ................................  $   550,504   $   347,468
                                                      ===========   ===========

Supplemental information on non-cash and financing activities:

Stock issued for cash...............................  $   435,000   $         -
                                                      ===========   ===========
Stock issued for compensation and services .........  $   220,000   $    20,700
                                                      ===========   ===========
Stock options issued for compensation ..............  $   400,500   $         -
                                                      ===========   ===========
Common Stock and Warrants to be issued .............  $   317,880   $         -
                                                      ===========   ===========

Supplemental cash flow information:

Cash paid for interest .............................  $         -   $     1,911
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

The Company is engaged in two businesses: (1) we are developing a network of StarMed Wellness Centers that offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) we market a line of proprietary over-the-counter vitamins, minerals and other supplements under the StarMed and SierraMed brand names. Historically, the Company's operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company's 2004 revenues resulted in a significant reduction in the Company's product sales. Therefore, during fiscal 2005 the Company's management made a strategic decision to redirect its efforts to the development and establishment of a network of StarMed Wellness Centers.

BASIS FOR PRESENTATION

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended June 30, 2006 and the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB/A, filed on July 24, 2006, for the year ended December 31, 2005.

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

INVENTORY

The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or based on fair market value, if it should be lower.

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

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended June 30, 2006 and the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

As disclosed in Note 5, the Company issued 1,000,000 stock options to Herman Rappaport, an officer of the Company, in February 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.22. The fair value of the options were measured using the Black Scholes option pricing model. The model used the following assumptions: exercise price of $0.35, weighted average life of options of five years, risk free interest rate of 4.50%, and average dividend yield of 0.00%. The Company charged $220,000 to compensation expense during the first quarter of 2006. No options were granted during the three months ended June 30, 2006.

ADVERTISING COSTS

The Company expenses advertising costs as incurred.

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

3. CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $7,402 as of June 30, 2006, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

4. DEBT

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance of 82,300 restricted shares of common stock. The agreement included a guarantee and option whereby the Company guaranteed a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. At that time, there was no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $288,050 was included in accrued expenses on the accompanying consolidated balance sheet at June 30, 2005.

The Company adopted the accounting provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Based on this pronouncement, in 2005 the Company reduced the $288,050 liability included in accrued expenses to $259,245 which resulted in a gain of $28,805. This gain resulted from the reduction in the guarantee obligation based on the stock price changing from 1 to 35 cents at December 31, 2005.

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

We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed until with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 856,075 shares of our common stock and common stock purchase warrants to purchase an additional 856,075 shares as of August 4, 2006. As of June 30, 2006, our obligation was to issue an additional 635,761 shares of our common stock and common stock purchase warrants to purchase an additional 635,761 shares, which obligation was valued at $317,880. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

Subject to certain conditions, from the date the warrants were issued until 30 days prior to the expiration date of the warrants, the Company may require warrant holders to exercise or forfeit their warrants, provided that (i) the closing price for our common stock is at least $1.50 per share for 20 consecutive trading days and (ii) trading volume in our common stock exceeds 150,000 shares per day for each trading day during such twenty day period.

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

Joseph Stevens & Company, Inc. acted as placement agent for us in the offering. As compensation for their services we paid Joseph Stevens & Company, Inc. commissions equal to 10% of the gross proceeds of the offering ($236,500) and a non-accountable expense allowance equal to 3% of the gross proceeds ($70,815), and issued Joseph Stevens & Company, Inc. or its designees an aggregate of 2,225,000 shares of our common stock. (The shares of common stock were valued at $400,500.) We are using the net proceeds from the offering to establish additional StarMed Wellness Centers and for general working capital.

2004 EQUITY COMPENSATION PLAN

In fiscal 2004 the Company established our 2004 Equity Compensation Plan. The original Plan was approved by our board of directors and a majority of our shareholders. The purpose of the Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to Company directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are be eligible to participate in the Plan. The plan is funded with 4,050,000 shares of Company common stock (including an increase of 3,000,000 shares authorized by the board of directors and a majority of our shareholders in February 2006). In February 2006, our Board of Directors granted Herman Rappaport an option to purchase 1,000,000 common shares at an exercise price of $.35. As of June 30, 2006, there were no other options granted under the Plan. In addition, as of June 30, 2006, 400,000 shares in stock awards have been issued under the Plan, and 2,650,000 shares remained available for issuance.

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

7. RELATED PARTY TRANSACTIONS

The Company owes two officers/directors a total of $55,596 in expense reimbursements as of June 30, 2006 and 2005. These amounts are included in accrued expenses. In addition, as of June 30, 2006, Dr. Steve Rosenblatt, our Executive Vice President and director, owes $1,068 to the Company under the revolving line that we have established with him as part of our arrangement to manage the medically-supervised portion of StarMed Wellness Centers that is owned by him.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF THE COMPANY'S BUSINESS

StarMedGroup, Inc. is engaged in two businesses: (1) we are developing a network of StarMed Wellness Centers that offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) we market a line of over-the-counter vitamins, minerals and other supplements under the StarMed and SierraMed brand names.

Historically our operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. All of our revenues for fiscal 2005 were from the sale of our products or royalties related to our products. Our natural medicinal products are intended to address the effects of various conditions, including arthritis, aging eyesight, obesity and irritable bowel syndrome. We also market a proprietary starch blocker designed for weight loss and maintenance and we have licensed various formulations of our proprietary starch blocker product to third parties. We currently market our medicinal products directly to consumers over the Internet.

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

In February 2006, we began operations at our first wellness center in Encino, California. We opened our second wellness center in Buena Park, California in May 2006 and a third wellness center in Santa Ana, California in July 2006. Another wellness center is proposed for development in Kohala, Hawaii. Our ability to make these wellness centers successful will depend on several factors, including: identifying and entering into agreements with the right physicians who are committed to the wellness concept and the services that we offer at the wellness center; identifying and implementing the optimal strategy for marketing our services given our limited funds; and being able to raise additional capital to fund the opening, operations and marketing of additional centers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized during the three months and six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

RESULTS OF OPERATIONS

Total Net Revenues

Total revenues for the six months ended June 30, 2006 was $15,132 as compared to $33,729 during the same period in 2005, a decrease of $18,597, or approximately 55%. Total revenues for the three months ended June 30, 2006 were $10,362 as compared to $16,080 during the same period in 2005, a decrease of $5,718, or approximately 36%.

Revenues from the sale of products declined to $5,329 during the six months ended June 30, 2006 compared to $9,731 during the same period in 2005, and declined to $1,888 during the three months ended June 30, 2006 compared to $3,527 during the same period in 2005. Several factors contributed to the decrease in sales of our products. First, we have diverted our limited resources from marketing efforts to the implementation of plans to open wellness centers. In redirecting our efforts to the opening of wellness centers, we made the decision not to expend a substantial amount of our funds into advertising, marketing and promotion of our products. In the future, as we grow our number of wellness centers, we intend to grow the market for our products through direct sales to our wellness center customers. We will also be seeking new distribution channels and partners for our products here in the U.S. and overseas and will continue to market and sell our products through the internet.

Revenues from royalty payments was $3,189 during the six months ended June 30, 2006 compared to $23,998 during the same period in 2005, and was $3,189 during the three months ended June 30, 2006 compared to $12,553 during the same period in 2005. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. L. Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products.

We generated sales of $6,614 during the six months ended June 30, 2006 and $4,747 during the three months ended June 30, 2006, from services provided at our first wellness center in Encino, California, which began operations in February 2006. While our recent marketing efforts have resulted in increased customer interest and business, our biggest challenge has been the integration of our personnel with our physician partner's personnel. If this difficulty in integration cannot be worked out, we may need to relocate the facility to another location within the same community or partner with a different physician. If we can resolve our differences with our current physician partner, we anticipate that our revenues from our wellness operations will increase as our marketing and promotion efforts begin to generate more customers. We do not know, however, when, if ever, we will be able to generate sufficient revenues to cover our expenses at our Encino facility. If our revenues from the Encino facility does not significantly improve during the third and fourth quarters of 2006, we will likely have to close down the facility.

We opened our second wellness center in Buena Park, California, in May 2006. We did not generate any revenues at our Buena Park wellness center during the second quarter of 2006, but we expect that we will begin to generate revenues as we increase our efforts at marketing that facility. At this time, we cannot predict future revenues from or performance of our Buena Park wellness center.

We earned interest income of $13,315 and $0 during the six months ended June 30, 2006 and 2005, respectively, and $5,449 and $0 during the three months ended June 30, 2006 and 2005, respectively. The interest income in 2006 reflects the cash balances resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $1,497,024 during the six months ended June 30, 2006 compared to $185,290 during the six months ended June 30, 2005, an increase of $1,311,734, or approximately 708%. We attribute the increase primarily to: (a) an increase of $784,963, or 998%, in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the hiring of personnel to staff our first and second wellness centers and to develop our wellness center network and the addition of staff in our corporate office; (b) an increase of $357,644, or approximately 1,045%, in professional fees, and an increase of $47,956, or 295%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion; (c) an increase of $68,297, or 173%, in rent and office expenses, primarily as a result of the lease of new space for our first and second wellness centers and the purchase of supply and equipment for those centers, as well the increase in monthly rent for our corporate office; (d) an increase of $11,292, or 110%, in insurance expense which reflects an increase in health and general liability insurance premiums and the acquisition of a directors and officers insurance policy; (e) an increase of $32,618, or approximately 2,658%, in advertising, marketing and promotional expenses, primarily in connection with the opening of our first two wellness centers; and (f) an increase of $8,857, or approximately 1,393%, in travel and entertainment expenses, primarily in connection with our business development and expansion efforts.

For the three months ended June 30, 2006, we reported total selling, general and administrative expenses of $397,817 compared to $81,330 during the same period in 2005. We attribute the increase primarily to the following: (a) an increase of $133,982, or 653%, in compensation expenses as a result of the hiring of personnel to staff our first and second wellness center and to develop our wellness center network and the addition of staff in our corporate office; (b) an increase of $110,289, or approximately 573%, in professional fees, and an increase of $4,919, or 42%, in accounting fees, primarily in connection with our ongoing capital raising efforts and the engagement of consultants for business development and expansion; (c) an increase of $34,781, or 164%, in rent and office expenses, primarily as a result of the lease of new space for our first and second wellness centers and the purchase of supply and equipment for those centers, as well the increase in monthly rent for our corporate office; (d) an increase of $10,154, or 196%, in insurance expense which reflects an increase in health and general liability insurance premiums and the acquisition of a directors and officers insurance policy; (e) an increase of $16,934, or approximately 2,554%, in advertising, marketing and promotional expenses, primarily in connection with the opening of our first two wellness centers; and
(f) an increase of $5,318, or approximately 1,057%, in travel and entertainment expenses, primarily in connection with our business development and expansion efforts.

We anticipate that our total general, selling and administrative expenses will continue to increase as we market our existing centers and develop and open new wellness centers. We are not able to predict at this time the amount of increase in total general, selling and administrative expenses that will be attributable to the wellness centers, nor can we predict whether such increases will ultimately be offset by increased revenues from the wellness centers.

Total Other Income (Expense)

      We reported total other expense of $259,460 for the six months ended June 30, 2006 compared to total other expense of $1,911 during same period in 2005, an increase of $257,549, and $311,571 for the three months ended June 30, 2006 compared to $981 during the same period in 2005, an increase of $310,590. The increase in total other expense is primarily attributable to the expense of $317,880 associated with our contractual obligation to issue 635,761 shares and 635,761 shares underlying warrants as of June 30, 2006 to investors who purchased our securities during our November 2005 - February 2006 stock offering as a result of our failure to register the shares and warrants originally purchased and to have the registration statement be declared effective on a timely basis. The shares were valued at $190,728 based on our stock's last quoted trading price of $.30 on or before June 30, 2006. The warrants were valued at $127,152 based on a Black-Scholes valuation using the following assumptions: market value of $.30 per share, volatility of 71.23%, an exercise price of $.25, a term of 5 years, interest rate of 5.10% and variance of
0.50737129. The penalty shares are described in further detail in the "Recent Events" section below. Our total other expense was offset by the following total other income: (i) interest income of $13,315 and $5,449 during the six month period and three month period ending June 30, 2006, respectively, reflecting the cash balances resulting from the gross proceeds of $2,360,000 from the November 2005 - February 2006 private equity financing that resulted in the sale of an aggregate of 9,442,000 units of our common stock; and (ii) a gain of $44,245 from forgiveness of debt during the first quarter of 2006.

We reported an interest expense credit of $860 for the six months ended June 30, 2006 as compared to interest expense of $1,911 for the same period in 2005, and interest expense credit of $860 for the three months ended June 30, 2006 as compared to interest expense of $981 for the same period in 2005. Interest expense represents interest payable on our corporate credit cards which now are paid in full at due date.

We reported a net loss of $1,744,014 for the six months ended June 30, 2006 compared to $162,888 for the same period in 2005, and $700,093 for the three months ended June 30, 2006 compared to $70,940 during the same period in 2005. The net loss was primarily attributable to the increase in expenses relating to our capital raising efforts and the establishment of our first and second wellness centers, with no corresponding increases in revenue. As we are only beginning to develop a network of wellness centers, we anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2006, we had cash on hand of $550,504 as compared to cash on hand of $347,468 at June 30, 2005 and the December 31, 2005 cash balance of $1,019,259. At June 30, 2006 our working capital was $851,855 as compared to working capital of $1,227,347 at December 31, 2005. The increase in working capital is primarily attributable to an increase in cash which was provided by capital raising activities in December 2005 and the first quarter of 2006.

Net cash used in operating activities during the six months ended June 30, 2006 was $683,611 as compared to $187,862 during the same period in 2005, an increase of $495,749, or 264%. We attribute the increase primarily to our increased expenses, a one-time settlement of $215,000 paid to Citadel Management Group, Inc., and a charge to prepaid expense of $568,750, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006 for a charge each quarter of $74,181.

Net cash provided by financing activities during the six months ended June 30, 2006 was $217,853 compared to $462,622 during the same period in 2005. The change reflects proceeds received from our capital raising transactions. In January 2006, we raised $417,000 in proceeds from the sale of our securities. Our working capital is sufficient to satisfy our current obligations and fund our ongoing expenses for another four to nine months, depending on various factors, including the ability of our wellness centers to generate sufficient revenues to sustain operations. As we continue to develop additional wellness centers and our operations grow, we will need to raise additional working capital. Other than cash on hand and available borrowings under our corporate credit cards that could provide us up to $21,000 on an unsecured basis, we do not have any other external sources of working capital.

Implementation of our business plan, including the development of a network of wellness centers and funding ongoing operations as they become due, will require substantial additional capital. Until such time, if at all, as our wellness center operations generate sufficient revenues to sustain operations, we will likely continue to fund operations through the sale of equity or debt securities, or a combination of both. If we are unable to secure additional working capital, as needed, our ability to open wellness centers, grow revenues, meet operating and financing obligations as they become due, and continue business and operations, will be in jeopardy.

RECENT EVENTS

Issuance of Penalty Shares and Warrants

Between November 2005 and January 2006, the Company sold an aggregate of 9,442,000 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. Each unit was sold for a purchase price of $0.25, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, which resulted in the issuance by us of an aggregate of 9,442,000 shares of common stock and common stock purchase warrants to purchase an additional 9,442,000 shares of our common stock. We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 856,075 shares of our common stock and common stock purchase warrants to purchase an additional 856,075 shares as of August 4, 2006. As of June 30, 2006, our obligation was to issue an additional 635,761 shares of our common stock and common stock purchase warrants to purchase an additional 635,761 shares, which obligation was valued at $317,880. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

Agreement with Mothers and Daughters Center May Be in Jeopardy

In July 2006, we announced the opening of our third wellness center in collaboration with and adjacent to the Mothers and Daughters Center in Santa Ana, California. An issue regarding compensation has arisen that, if not resolved, could jeopardize the relationship between the two parties. If this issue cannot be resolved, we will need to close down the facility. If we have to take such action, we would be adversely impacted primarily in two ways: (1) we will have wasted time, effort and expense in opening and marketing the center, and (2) it sets back our time frame to increase our revenues through the expansion of our network of wellness centers.

OFF BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

      As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Dated: August 14, 2006                 STARMED GROUP, INC.

                                       By: /s/ Herman Rappaport
                                           --------------------
                                           Herman Rappaport,
                                           Chief Executive Officer and
                                           Acting Chief Financial Officer