Form 10QSB
period 2006-09-30
STARMED GROUP INC
filed 2006-11-14
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2006, the registrant had 23,274,456 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                               STARMED GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2006 (unaudited)
           and December 31, 2005 ...........................................   2

         Consolidated Statements of Operations for the three months and nine months ending September 30, 2006 and September 30, 2005
           (unaudited) .....................................................   4

         Consolidated Statement of Shareholders' Equity (Deficit) for
           the nine months ending September 30, 2006 (unaudited) ...........   5

         Consolidated Statements of Cash Flows for the nine months ending
           September 30, 2006 and September 30, 2005 (unaudited)............   6

         Notes to Consolidated Financial Statements (unaudited) ............   7

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  12

Item 3.  Controls and Procedures ...........................................  22

PART II. OTHER INFORMATION .................................................  22


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

When used in this Quarterly Report the terms the "Company," "StarMed," " we," "our" and "us" refer to StarMed Group, Inc, a Nevada corporation, and our wholly-owned subsidiary, Sierra Medicinals, Inc., an Arizona corporation. The information which appears on our web sites at www.starmedgroup.com and www.sierramed.com is not part of this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                                                      September 30, December 31,
                                                          2006          2005
                                                      -----------   -----------
ASSETS

Current assets:
  Cash .............................................  $   231,378   $ 1,019,259
  Accounts receivable ..............................        8,156         7,489
  Inventory ........................................       17,523        22,110
  Prepaid expenses .................................      314,342       548,730
  Deferred financing costs .........................            -         5,017
                                                      -----------   -----------

  Total current assets .............................      571,399     1,602,605

Equipment and furniture:
  Office furniture and computers ...................       68,059        65,063
  Accumulated depreciation .........................      (46,920)      (39,734)
                                                      -----------   -----------

  Total equipment and furniture ....................       21,139        25,329

Deposits ...........................................        7,316           700
                                                      -----------   -----------

  Total assets .....................................  $   599,854   $ 1,628,634
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                                                      September 30, December 31,
                                                          2006          2005
                                                      -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .................................  $    29,557   $    44,910
  Accrued expenses - Related Parties................       54,430        54,580
  Income tax payable ...............................        8,227         9,359
  Note payable .....................................            -       259,245
  Capital lease obligation .........................            -         7,164
                                                      -----------   -----------
  Total current liabilities ........................       92,214       375,258

Commitments ........................................            -             -

Shareholders' equity (deficit):
  Preferred stock (par value $0.01) 25,000,000
    shares authorized, no shares issued and
    outstanding at September 30, 2006 and
    December 31, 2005, respectively ................            -             -
  Common stock (par value $0.01) 100,000,000
    shares authorized; 23,274,456 and 18,453,424
    shares issued and outstanding at
    September 30, 2006 and December 31, 2005,
    respectively ...................................      232,744       184,534
  Additional paid in capital .......................    3,610,480     2,168,566
Accumulated deficit ................................   (3,335,584)   (1,099,724)
                                                      -----------   -----------
Total shareholders' equity (deficit) ...............      507,640     1,253,376
                                                      -----------   -----------

Total liabilities and shareholders' equity .........  $   599,854   $ 1,628,634
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                                       STARMED GROUP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
______________________________________________________________________________________________________________
                                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                            ENDING SEPTEMBER 30,         ENDING SEPTEMBER 30,
                                                         -------------------------   -------------------------
                                                             2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------
Sales .................................................  $    14,296   $       288   $    26,238   $    10,019
Revenues from royalties ...............................            -           488         3,189        24,486
                                                         -----------   -----------   -----------   -----------

    Total revenues ....................................       14,296           776        29,427        34,505
                                                         -----------   -----------   -----------   -----------

Cost of sales .........................................        8,856        12,745        11,518        22,161
                                                         -----------   -----------   -----------   -----------

Gross profit ..........................................        5,440       (11,969)       17,909        12,344

General, selling and administrative expenses:
  Compensation ........................................      169,276        62,724     1,032,870       141,355
  Professional fees ...................................      101,872        41,326       493,737        75,547
  Accounting fees .....................................       14,055        13,981        78,250        30,219
  Office ..............................................       32,280         6,466        80,905        15,636
  Rent ................................................       24,688        15,344        83,781        45,595
  Insurance ...........................................       10,479         7,289        32,038        17,556
  Advertising, marketing and promotion ................       25,879           814        59,725         2,042
  Depreciation ........................................        2,431         2,324         7,186         6,972
  Travel and entertainment ............................        4,415         1,677        13,908         2,313
                                                         -----------   -----------   -----------   -----------

    Total general, selling and administrative expenses       385,375       151,945     1,882,400       337,235
                                                         -----------   -----------   -----------   -----------

Income (loss) from operations .........................     (379,935)     (163,914)   (1,864,491)     (324,891)

Total other income and (expense)
Interest income .......................................        4,934             -        18,249             -
Gain on forgiveness of debt ...........................            -             -        44,245             -
Interest expense ......................................           99       (46,730)          761       (48,586)
Common stock and warrants expense .....................     (116,744)            -      (434,624)            -
                                                         -----------   -----------   -----------   -----------
Total other Income and (expense) ......................     (111,711)      (46,730)     (371,369)      (48,586)

Income (loss) before income taxes .....................     (491,646)     (210,644)   (2,235,860)     (373,477)
(Benefit) provision  for income taxes .................            -         2,641             -       107,641
                                                         -----------   -----------   -----------   -----------
Net income (loss) .....................................  $  (491,646)  $  (213,285)  $(2,235,860)  $  (481,118)
                                                         ===========   ===========   ===========   ===========

Net income (loss) per share - basic ...................  $     (0.02)  $     (0.02)  $     (0.10)  $     (0.05)
                                                         ===========   ===========   ===========   ===========

Net income (loss) per share - diluted .................  $     (0.02)  $     (0.02)  $     (0.10)  $     (0.05)
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - basic .   22,790,612     9,126,424    21,359,988     9,040,343
                                                         ===========   ===========   ===========   ===========

Weighted average number of shares outstanding - diluted   22,790,612     9,126,424    21,359,988     9,040,343
                                                         ===========   ===========   ===========   ===========

                          See accompanying notes to consolidated financial statements.

                                                       4

                                           STARMED GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                       (UNAUDITED)
_______________________________________________________________________________________________________________________
                                   PREFERRED STOCK           COMMON STOCK
                                ---------------------   ----------------------
                                NUMBER OF   PAR VALUE   NUMBER OF    PAR VALUE    PAID IN     ACCUMULATED
                                 SHARES      ($0.01)      SHARES      ($0.01)     CAPITAL      (DEFICIT)       TOTAL
                                ---------   ---------   ----------   ---------   ----------   -----------   -----------
Balance at December 31, 2004
  (audited) .................           -   $       -    7,056,424   $  70,564   $   88,924   $  (293,814)  $  (134,326)
                                ---------   ---------   ----------   ---------   ----------   -----------   -----------

Common shares issued
  for services during
  2005 ......................           -   $       -    2,070,000   $  20,700   $        -   $         -   $    20,700

Issuance of warrants........            -   $       -            -   $       -   $   67,500   $         -   $    67,500

Common shares issued
  for services to be
  provided  .................           -   $       -    1,625,000   $  16,250   $  552,500   $         -   $   568,750

Common shares issued
  for cash...................           -   $       -    7,702,000   $  77,020   $1,459,642   $         -   $ 1,536,662

  Net Loss ..................           -   $       -            -   $       -   $        -   $  (805,910)  $  (805,910)
                                ---------   ---------   ----------   ---------   ----------   -----------   -----------

Balance at December 31, 2005
  (audited) .................           -   $       -   18,453,424   $ 184,534   $2,168,566   $(1,099,724)  $ 1,253,376
                                ---------   ---------   ----------   ---------   ----------   -----------   -----------

Common shares issued during
 nine months ended
 September 30, 2006

  For cash ..................           -   $       -    1,740,000   $  17,400   $  417,600   $         -   $   435,000

  For services provided .....           -   $       -    2,225,000   $  22,250   $  378,250   $         -   $   400,500

  For Penalty common
  shares issued .............           -   $       -      856,032   $   8,560   $  108,820   $         -   $   117,380

  For Penalty Warrants
  issued ....................           -   $       -            -   $       -   $  317,244   $         -   $   317,244

Stock options issued during
 nine months ended
 September 30, 2006

  As compensation ...........           -   $       -            -   $       -   $  220,000   $         -   $   220,000

  Net Loss ..................           -   $       -            -   $       -   $        -   $(2,235,860)  $(2,235,860)
                                ---------   ---------   ----------   ---------   ----------   -----------   -----------

Balance at September 30, 2006           -   $       -   23,274,456   $ 232,744   $3,610,480   $(3,335,584)  $   507,640
                                =========   =========   ==========   =========   ==========   ===========   ===========

                              See accompanying notes to consolidated financial statements.

                                                            5

                       STARMED GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
________________________________________________________________________________

                                                    FOR THE NINE   MONTHS ENDING
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         2006           2005
                                                    -------------  -------------
Cash flows from operating activities:
  Net income (loss) ..............................   $(2,235,860)   $  (481,118)
Adjustments to reconcile net income (loss)
 to net cash:
  Common Stock and Warrants for penalties ........       434,624              -
  Stock options as compensation ..................       220,000              -
  Gain on forgiveness of debt ....................       (44,245)             -
  Depreciation ...................................         7,186          6,972
  Amortization of deferred financing costs .......         5,017         43,466
  Deferred Tax Assets ............................             -        105,000
  Shares Issued for Services .....................       400,500         20,700
Operating assets:
  Accounts Receivable ............................          (667)        15,599
  Increase in Inventory ..........................         4,587         15,521
  Prepaid expenses ...............................       234,388        (63,300)
  (Decrease) Increase in Deposit .................        (6,616)           250
Increase in Accounts Payable .....................       (15,353)         6,633
  Accrued expenses ...............................          (150)        (9,709)
Income tax payable ...............................        (1,132)       (12,354)
                                                     -----------    -----------
Net Cash Used by Operating Activities ............   $  (997,721)   $  (352,340)

Cash flows from financing activities:
Payments on note payable .........................      (215,000)             -
Payments on capital lease ........................        (7,164)       (11,388)
Loans from Shareholders ..........................             -              -
Issuance of notes payable ........................             -        326,135
Warrants issued ..................................             -        123,865
Cash received from issuance of common stock ......       435,000              -
                                                     -----------    -----------
Net cash provided (used) by financing activities .   $   212,836    $   438,612

Cash flows from Investing Activities:
Office furniture and computer ....................        (2,996)             -
                                                     -----------    -----------
Net cash provided (used) by investing activities .   $    (2,996)   $         -

Net increase (decrease) in cash ..................   $  (787,881)   $    86,272

Cash, beginning of period ........................   $ 1,019,259    $    72,708
                                                     -----------    -----------

Cash, end of period ..............................   $   231,378    $   158,980
                                                     ===========    ===========

Supplemental information on non-cash and financing activities:

Stock issued for compensation and services .......   $   400,500    $    20,700
                                                     ===========    ===========
Stock options issued for compensation ............   $   220,000    $         -
                                                     ===========    ===========
Common Stock and Warrants issued .................   $   434,624    $         -
                                                     ===========    ===========
Stock Issued for Services to be Provided .........   $         -    $     1,625
                                                     ===========    ===========

Supplemental cash flow information:

Cash paid for interest ...........................   $         -    $     1,911
                                                     ===========    ===========
Cash paid for Income taxes .......................   $         -    $    12,354
                                                     ===========    ===========

Supplemental cash flow information:

Cash paid for interest ...........................   $         -    $     1,911
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

On July 27, 2001, the Company acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March 2000, in a share exchange whereby the Company issued a total of 469,792 shares of common stock for all of the issued and outstanding shares of Sierra Medicinals, Inc. Mr. Rappaport, either directly or through his family trust, was a majority stockholder of Sierra Medicinals, Inc. The Company now operates Sierra Medicinals, Inc. as a wholly owned subsidiary.

On September 10, 2003, the Company formed Vet Medicinals, Inc. as a wholly owned subsidiary under the laws of the State of Nevada. Vet Medicinals, Inc. is currently inactive.

Historically, the Company's operations were devoted to formulating and marketing a line of proprietary over-the-counter vitamins, minerals and other supplements under the StarMed and SierraMed brand names. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company's 2004 revenues resulted in a significant reduction in the Company's product sales. Therefore, during fiscal 2005 the Company's management made a strategic decision to redirect its efforts to the development and establishment of a network of StarMed Wellness Centers that would offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness". From late 2005 until August 2006, the Company opened three wellness centers and entered into a joint venture agreement to operate a hyperbaric chamber. In August 2006, however, the Company made a decision to close down two of the wellness centers. The Company is currently in the process of reassessing the viability of its business model for the wellness centers, and is actively considering strategic alternatives that may be available to it with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

BASIS FOR PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended September 30, 2006 and the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include certain footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB/A, filed on July 24, 2006, for the year ended December 31, 2005.


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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended September 30, 2006 and the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

As disclosed in Note 5, the Company issued 1,000,000 stock options to Herman Rappaport, an officer of the Company, in February 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.22. The fair value of the options were measured using the Black Scholes option pricing model. The model used the following assumptions: exercise price of $0.35, weighted average life of options of five years, risk free interest rate of 4.50%, and average dividend yield of 0.00%. The Company charged $220,000 to compensation expense during the first quarter of 2006. No options were granted during the three months ended September 30, 2006.

ADVERTISING COSTS

The Company expenses advertising costs as incurred.

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

RECLASSIFICATIONS

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

3. CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $57 as of September 30, 2006, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

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

On February 7, 2006, the Company entered into a settlement agreement with the creditor pursuant to which the 2003 agreement was rescinded and cancelled, the Company paid the creditor $215,000, and the indebtedness was cancelled. The remaining balance of notes payable was included in Gain on forgiveness of debt of $44,245.

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

We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed until with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 856,032 shares of our common stock and common stock purchase warrants to purchase an additional 856,117 shares as of

August 4, 2006, of which: 635,761 shares and 635,761 warrant shares were reflected in our consolidated balance sheets and consolidated statement of shareholders' equity during the quarter ended June 30, 2006, valued at $317,880; and the remaining 220,271 shares and 220,356 warrant shares are reflected in the consolidated balance sheets and consolidated statement of shareholders' equity during the quarter ended September 30, 2006, resulting in expenses of $116,744. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

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

2004 EQUITY COMPENSATION PLAN

In fiscal 2004 the Company established our 2004 Equity Compensation Plan. The original Plan was approved by our board of directors and a majority of our shareholders. The purpose of the Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to Company directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are eligible to participate in the Plan. The plan is funded with 4,050,000 shares of Company common stock (including an increase of 3,000,000 shares authorized by the board of directors and a majority of our shareholders in February 2006). In February 2006, our Board of Directors granted Herman Rappaport an option to purchase 1,000,000 common shares at an exercise price of $.35. As of September 30, 2006, there were no other options granted under the Plan. In addition, of the 2,070,000 shares issued for Services in 2005, 400,000 shares in stock awards have been issued under the Plan, and 2,650,000 shares remained available for issuance.

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

7. RELATED PARTY TRANSACTIONS

The Company owes two officers/directors a total of $54,430 in expense reimbursements as of September 30, 2006. These amounts are included in accrued expenses. In addition, as of September 30, 2006, Dr. Steve Rosenblatt, our Executive Vice President and director, owes $1,082 to the Company under the revolving line that we have established with him as part of our arrangement to manage the medically-supervised portion of StarMed Wellness Centers that is owned by him.

8. COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into a twelve month lease for office space commencing November 1, 2003 and expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. The current monthly rent is approximately $5668.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF THE COMPANY'S BUSINESS

StarMed Group, Inc. is engaged in two businesses: (1) we operate a StarMed Wellness Center that offers preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) we market a line of over-the-counter vitamins, minerals and other supplements under the StarMed and SierraMed brand names.

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

Severe competition in the medicinal product market and the loss of a significant distribution outlet in 2005 resulted in a significant reduction in our product sales. Therefore, in 2005, our management made a strategic decision to redirect our efforts to the development and establishment of a network of StarMed Wellness Centers. Our StarMed Wellness Centers concept was founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicinals to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity.

We developed two models for the operation of the wellness center. In one model, we would establish a wellness center on behalf of a medical clinic, which will operate as a participant in the StarMed Wellness Center network under the supervision of the clinic's existing medical director. Under this model, we would provide management services to the portion of the medical clinic's practice that was devoted to wellness in exchange for a management fee. In the second model, we would affiliate with a physician practice to establish a wellness center that is adjacent or in close proximity to a medical clinic. The physician practice may or may not have any existing relationship with the medical clinic and would supervise the physician services at the wellness center. Under this model, we would provide management services to the physician practice in exchange for a management fee.

In February 2006, we began operations at our first wellness center in Encino, California. We opened our second wellness center in Buena Park, California in May 2006 and a third wellness center in Santa Ana, California in July 2006. In August 2006, we closed down the Encino and Santa Ana wellness centers. Our relations with the physician group at Encino had been strained, and we decided that it was in our best interest to close down that facility rather than continue to operate it. As for the Santa Ana wellness center, we decided to close down the facility after certain compensation issues arose between us and the Santa Ana physician group with whom we affiliated, which issues could not be resolved. We continue to operate our wellness center in Buena Park, and we have a joint venture with a medical practice group in West Los Angeles, California, to operate a hyperbaric chamber.

We are currently in the process of reassessing the viability of our business model for the wellness centers and our strategy for continuing our operations. Our ability to continue operations will depend on our ability to raise additional capital during the fourth quarter of 2006 and the first quarter of 2007. If we are unable to raise additional capital during that timeframe, we may have to cease operations. We are also actively considering strategic alternatives that may become available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized during the three months and nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

RESULTS OF OPERATIONS

Total Net Revenues

Total revenues for the nine months ended September 30, 2006 were $29,427 as compared to $34,505 during the same period in 2005, a decrease of $5,078, or approximately 15%. Total revenues for the three months ended September 30, 2006 were $14,296 as compared to $776 during the same period in 2005, an increase of $13,520, or approximately 1742%.

Revenues from the sale of products increased to $11,594 during the nine months ended September 30, 2006 compared to $10,019 during the same period in 2005, and increased to $6,265 during the three months ended September 30, 2006 compared to $288 during the same period in 2005. We are not currently expending a substantial amount of our funds into advertising, marketing and promoting our products, and we do not have immediate plans to open additional wellness centers, so we do not anticipate any substantial increase in our product revenues in the near future.

Revenues from royalty payments were $3,189 during the nine months ended September 30, 2006 compared to $24,486 during the same period in 2005, and was $0 during the three months ended September 30, 2006 compared to $488 during the same period in 2005. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. L. Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products.

We generated sales of $14,645 during the nine months ended September 30, 2006 and $8,031 during the three months ended September 30, 2006, from services provided at our wellness centers. Of the sales, $9,921 was generated by our Encino wellness center, which began operations in February 2006, and $4,730 was generated by our Buena Park wellness center, which began operations in May 2006. In August 2006, we closed down our Encino wellness center. In July 2006, we opened a wellness center in Santa Ana, California, but we closed down that facility in August 2006 after we and the medical group with whom we affiliated for that center could not resolve an issue involving compensation. As of November 2006, we only have one wellness center, which is located in Buena Park, and we have a joint venture in West Los Angeles to operate a hyperbaric chamber. Neither the Buena Park wellness center nor the West Los Angeles joint venture is currently profitable. In order to make them profitable, we will need to expend more resources towards marketing and promoting both facilities. At this time, however, we do not have sufficient funds to launch a sustained and effective marketing program. As a result, we cannot predict when, if ever, our operations will be able to generate sufficient revenues to cover operational expenses.

We earned interest income of $18,249 and $0 during the nine months ended September 30, 2006 and 2005, respectively, and $4,934 and $0 during the three months ended September 30, 2006 and 2005, respectively. The interest income in 2006 reflects the cash balances resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $1,882,400 during the nine months ended September 30, 2006 compared to $337,235 during the nine months ended September 30, 2005, an increase of $1,545,165, or approximately 458%. We attribute the increase primarily to: (a) an increase of $891,515, or 630%, in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the hiring of personnel to staff and develop our wellness centers and the addition of staff in our corporate office; (b) an increase of $418,190, or approximately 553%, in professional fees, and an increase of $48,031, or 359%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion; (c) an increase of $103,455, or 169%, in rent and office expenses, primarily as a result of the lease of new space for our wellness centers and the purchase of supply and equipment for those centers, as well the increase in monthly rent for our corporate office;
(d) an increase of $14,482, or 82%, in insurance expense which reflects an increase in health and general liability insurance premiums and the acquisition of a directors and officers insurance policy; (e) an increase of $57,683, or approximately 2825%, in advertising, marketing and promotional expenses to market our wellness centers; and (f) an increase of $11,605, or approximately 501%, in travel and entertainment expenses, primarily in connection with our business development and expansion efforts.

For the three months ended September 30, 2006, we reported total selling, general and administrative expenses of $385,375 compared to $151,945 during the same period in 2005. We attribute the increase primarily to the following: (a) an increase of $106,552, or 170%, in compensation expenses as a result of the hiring of personnel to staff our first and second wellness center and to develop our wellness center network and the addition of staff in our corporate office;
(b) an increase of $60,546, or approximately 146%, in professional fees, and an increase of $74, or 1%, in accounting fees, primarily in connection with our ongoing capital raising efforts and the engagement of consultants for business development and expansion; (c) an increase of $35,158, or 161%, in rent and office expenses, primarily as a result of the lease of new space for our first and second wellness centers and the purchase of supply and equipment for those centers, as well the increase in monthly rent for our corporate office; (d) an increase of $3,190, or 44%, in insurance expense which reflects an increase in health and general liability insurance premiums and the acquisition of a directors and officers insurance policy; (e) an increase of $25,065, or approximately 3,079%, in advertising, marketing and promotional expenses, primarily in connection with the opening of our first two wellness centers; and
(f) an increase of $2,738, or approximately 163%, in travel and entertainment expenses, primarily in connection with our business development and expansion efforts.

During the third quarter of 2006, we took significant steps to control and reduce our general, selling and administrative expenses. By closing down two wellness centers in August 2006, we reduced expenses relating to rent, supplies, marketing, and labor. We are also reducing our corporate overhead expenses by transitioning full-time employees to part-time since October 2006 and not replacing departing staff. On the other hand, as we continue our capital raising efforts, we expect an increase in professional fees to our financial advisors, outside counsel and accountants. Our revenues from our wellness center in Buena Park and our joint venture in West Los Angeles are not substantial, and we do not expect them to generate sufficient revenues during the near future to offset in any substantial way our general, selling and administrative expenses.

Total Other Income (Expense)

We reported total other expense of $371,369 for the nine months ended September 30, 2006 compared to total other expense of $48,586 during same period in 2005, an increase of $322,783, and $111,711 for the three months ended September 30, 2006 compared to $46,730 during the same period in 2005, an increase of $64,981. The increase in total other expense is primarily attributable to the expense of $434,624 associated with our contractual obligation to issue 856,032 shares and 856,117 shares underlying warrants to investors who purchased our securities during our November 2005 - February 2006 stock offering as a result of our failure to register the shares and warrants originally purchased and to have the registration statement be declared effective on a timely basis. Of those penalty shares and warrants, 220,271 shares and 220,356 shares underlying warrants were recognized to have been issued as of the third quarter of 2006 resulting in expenses of $116,744. The shares were valued at $70,487 based on our stock's last quoted trading price of $.25 on or before September 30, 2006, and the warrants were valued at $46,257 based on a Black-Scholes valuation using the following assumptions: market value of $.32 per share, volatility of 71.23%, an exercise price of $.25, a term of 5 years, interest rate of 4.56% and variance of 0.50737129. The remaining 635,761 shares and 635,761 shares underlying warrants were recognized to have been issued as of the second quarter of 2006 resulting in expenses of $317,880. Those shares were valued at $190,728 based on our stock's last quoted trading price of $.30 on or before June 30, 2006, and the warrants were valued at $127,152 based on a Black-Scholes valuation using the following assumptions: market value of $.30 per share, volatility of 71.23%, an exercise price of $.25, a term of 5 years, interest rate of 5.10% and variance of 0.50737129. Our total other expense was offset by the following total other income: (i) interest income of $18,249 and $4,934 during the nine month period and three month period ending September 30, 2006, respectively, reflecting the cash balances resulting from the gross proceeds of $2,360,000 from the November 2005 - February 2006 private equity financing that resulted in the sale of an aggregate of 9,442,000 units of our common stock; and (ii) a gain of $44,245 from forgiveness of debt during the first quarter of 2006.

We reported an interest expense credit of $761 for the nine months ended September 30, 2006 as compared to interest expense of 48,586 for the same period in 2005, and interest expense credit of $99 for the three months ended September 30, 2006 as compared to interest expense of $46,730 for the same period in 2005. Interest expense represents interest payable on our corporate credit cards which now are paid in full at due date.

We reported a net loss of $2,235,860 for the nine months ended September 30, 2006 compared to $481,118 for the same period in 2005, and $491,646 for the three months ended September 30, 2006 compared to $231,285 during the same period in 2005. The net loss was primarily attributable to the increase in expenses relating to our capital raising efforts and the establishment of three wellness centers, with no corresponding increases in revenue. We anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2006, we had cash on hand of $231,378 as compared to cash on hand of $158,980 at September 30, 2005 and the December 31, 2005 cash balance of $1,019,259. At September 30, 2006 our working capital was $571,399 as compared to working capital of $1,602,605 at December 31, 2005.

Net cash used in operating activities during the nine months ended September 30, 2006 was $997,721 as compared to $352,340 during the same period in 2005, an increase of $645,381, or 184%. We attribute the increase primarily to our increased expenses, a one-time settlement of $215,000 paid to Citadel Management Group, Inc., and a charge to prepaid expense of $568,750, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006 for a charge each quarter of $74,181.

Net cash used in financing activities during the nine months ended September 30, 2006 was $212,836 compared to the net cash provided by financing activities of $438,612 during the same period in 2005. The change reflects proceeds received From our capital raising transactions. In January 2006, we raised $435,000 in Proceeds from the sale of our securities.

Our working capital is sufficient to satisfy our current obligations and fund our ongoing expenses for another two to five months, depending on various factors, including the ability of our remaining wellness center to generate sufficient revenues to sustain operations, our ability to control and reduce expenses, and our ability to raise additional capital. In order to continue our operations, we will need to raise additional working capital. Other than cash on hand and available borrowings under our corporate credit cards that could provide us up to $21,000 on an unsecured basis, we do not have any other external sources of working capital.

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

RISK FACTORS

An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors, and is intended to supplement the risk factors described in our Form 10-KSB/A for fiscal year 2005. If the Company is unable to address the risks described below or the Form 10-KSB/A or any other risks which it may face, then its business, operating results and financial condition will be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below and in the Form 10-KSB/A as well as any other possible risks that could be important.

IN 2005, OUR MANAGEMENT MADE A STRATEGIC DECISION TO REDIRECT OUR EFFORTS FROM THE MARKETING OF VITAMINS, MINERALS AND SUPPLEMENTS TO THE DEVELOPMENT OF A NETWORK OF WELLNESS CENTERS. IN CONNECTION WITH THAT DECISION, WE OPENED THREE WELLNESS CENTERS. IN AUGUST 2006, WE ANNOUNCED THAT WE WERE CLOSING DOWN TWO OF OUR THREE WELLNESS CENTERS. AT THIS TIME, WE DO NOT HAVE SUFFICIENT RESOURCES TO IMPLEMENT OUR PLANS TO DEVELOP A NETWORK OF WELLNESS CENTERS, NOR TO MARKET AND EXPAND OUR EXISTING LINE OF VITAMINS, MINERALS AND SUPPLEMENTS. IF WE CANNOT OBTAIN ADDITIONAL FUNDING DURING THE NEXT THREE MONTHS, WE COULD BE FORCED TO CEASE OUR OPERATIONS.

In 2005, faced with the loss of a distribution channel, strong competition among companies marketing nutraceuticals and the declining sales of our products, we made a strategic decision to redirect our efforts from the marketing of vitamins, minerals and supplements to the development of a network of wellness centers. In connection with that decision, we devoted a significant portion of our efforts and financial resources toward the development of wellness centers. For various reasons, we made a decision to close down two of our three wellness centers in August 2006. We currently have only one remaining wellness center in Buena Park, California, and a joint venture to operate a hyperbaric chamber in West Los Angeles. Neither the remaining wellness center nor the joint venture is profitable, and our line of vitamins, supplements and minerals does not generate substantial revenues. At this time, we do not have the resources to develop new wellness centers or to market and expand our existing line of nutraceuticals. We will need to raise additional funds over the next three months to continue operations, but if we cannot raise the necessary funds, we could be forced to cease operations, which could significantly diminish the value of an investment in our Company.

SINCE AUGUST 2006, WE HAVE UNDERTAKEN VARIOUS STEPS TO MANAGE OUR REMAINING RESOURCES. UNLESS WE CAN RAISE ADDITIONAL FUNDS, HOWEVER, THESE STEPS WILL ONLY HELP ADDRESS OUR CASH NEEDS IN THE SHORT TERM, BUT DOES NOT ADDRESS THE COMPANY'S LONG-TERM LIQUIDITY NEEDS. IF WE DO NOT RAISE ADDITIONAL FUNDS OVER THE NEXT THREE MONTHS, WE COULD BE FORCED TO CEASE OPERATIONS.

Since our announcement to close down two wellness centers in August 2006, we have taken steps to control our expenses by reducing our workforce and by converting full-time corporate employees to part-time. These steps will help us to sustain our operations for the short term and will provide us with additional time to obtain additional funding or pursue strategic alternatives, but it does not address our long-term liquidity needs. If we cannot raise additional funds to continue operations or if we cannot find a strategic partner, we could be forced to cease our operations, which could significantly diminish the value of an investment in our company.

WE ARE CURRENTLY SEEKING STRATEGIC ALTERNATIVES FOR THE COMPANY. IF WE ARE UNSUCCESSFUL IN CONSUMMATING A SUITABLE STRATEGIC ALTERNATIVE, WE COULD BE FORCED TO CEASE OUR OPERATIONS.

We are actively considering strategic alternatives that may be available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company. If we pursue any such business combination opportunity, any resulting entity may have a substantially, or completely, different business model, strategy and/or focus. Even if we are able to pursue a business combination, there can be no assurance that any resulting entity would be successful. Moreover, any strategic opportunity we may pursue could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock. Given our financial condition, we may not be able to successfully implement any strategic alternative we pursue, and even if we determine to pursue one or more of the strategic alternatives described above, we may be unable to do so on acceptable financial terms and such alternatives may not enhance stockholder value or improve the trading price of our common stock. Although pursuing a strategic opportunity is subject to the risks outlined herein, if we are unsuccessful in consummating a suitable strategic alternative, we could be required to cease our operations, which could significantly diminish the value of an investment in our company.

THERE ARE NO ASSURANCES THAT WE CAN MAINTAIN OUR LISTING ON THE OTC BULLETIN BOARD, AND THE FAILURE TO MAINTAIN THIS LISTING COULD ADVERSELY AFFECT THE LIQUIDITY AND PRICE OF OUR COMMON STOCK.

We are current with all of our SEC filings. The cost to keep our filings current, which includes accounting, legal and electronic filing costs, are significant. If we cannot raise additional funds, we may be unable to continue to comply with all of the SEC reporting requirements, and as a result, our stock could be delisted from the OTC Bulletin Board. The delisting of our stock from the OTC Bulletin Board will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our stock. The delisting of our stock could also deter broker-dealers from making a market in or otherwise generating interest in our stock and would adversely affect our ability to attract investors. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of our stock would decline significantly, and our stockholders could lose some or all of their investment in our company.

OUR STOCK PRICE COULD BE ADVERSELY AFFECTED BY DISPOSITIONS OF OUR SHARES PURSUANT TO A REGISTRATION STATEMENT CURRENTLY IN EFFECT.

Some of our current stockholders hold a substantial number of shares, which they are currently able to sell in the public market under certain registration statements currently in effect, or otherwise. Sales of a substantial number of our shares or the perception that these sales may occur, could cause the trading price of our common stock to fall and could impair our ability to raise capital through the sale of additional equity securities. As of November 13, 2006, we had issued and outstanding 23,274,456 shares of our common stock.

In addition, as of November 10, 2006, we had 1,900,000 option shares outstanding (including the 850,000 option shares granted to Herman Rappaport and the 50,000 granted to a consultant on October 26, 2006) and approximately 10,298,117 shares of our common stock issuable upon the exercise of outstanding warrants. If these options or warrants are exercised and sold, our stockholders may experience additional dilution and the market price of our common stock could fall.

WE MUST BE ABLE TO CONTINUE TO SECURE ADDITIONAL FINANCING IN ORDER TO CONTINUE OUR OPERATIONS, WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, MAY BE ON TERMS THAT ARE NOT FAVORABLE TO US.

We have insufficient working capital to fund our cash needs. Since late 2005, we have financed our operations primarily through the sale of equity securities. We do not anticipate generating sufficient revenues from our operations to cover our expenses for the foreseeable future and we will need to fund our operations through additional third party financing or other means. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, management is assessing, and may pursue, strategic alternatives, including a business combination.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR CONTINUING LOSSES HAVE RESULTED IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

For the nine months ended September 30, 2006, our net loss was $2,235,860. For the three months ended September 30, 2006, our net loss was $491,646. While a significant portion of our net loss for first three quarters of 2006 was a result of expenses relating to our capital raising efforts, one-time compensation expenses relating to a consulting agreement paid with our stock, and a stock option grant, it also included increased operating expenses without corresponding increases in our revenues. As of September 30, 2006 we had approximately $231,378 of cash on hand. We do not presently generate sufficient revenues to fund our ongoing operations. As a result our continued existence is dependent upon our ability to raise capital. Without additional capital, we cannot market and sell our products and services, and we cannot pay our corporate overhead expenses. In order for us to continue operations, we will need to raise additional debt or equity capital immediately to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to raise working capital as needed, we will be unable to continue to operate our company.

EVEN IF WE RAISE ADDITIONAL CAPITAL TO DEVELOP A NETWORK OF WELLNESS CENTERS, WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

Although our company has existed since December 1962, we have only a limited operating history in alternative medicine on which you can base an evaluation of our business and prospects. Moreover, we are still in the process of transitioning the focus of our business away from a product-oriented marketing company to service-oriented wellness centers. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

      - Establish an economically-viable model in a commercial setting for our StarMed Wellness Centers;

      - Develop a number of wellness clinics and expand our reactive medical services.

      -  Expand into new areas;

      -  Establish and enhance our name recognition;

      - Continue to expand our products to meet the changing requirements of our customers;

      -  Provide superior customer service;

      -  Remain attractive to our commercial partners;

      -  Respond to competitive developments; and

      -  Attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these goals, which could cause our business to suffer. In addition, accomplishing one or more of these goals might be very expensive, which could harm our financial results.

RECENT EVENTS

Closing Down of Two Wellness Centers

In August 2006, we announced that we were closing down our wellness centers in Encino and Santa Ana, California. We terminated our agreement with Mothers and Daughters Center in Santa Ana after an issue arose regarding compensation that could not be resolved between the parties. As for the Encino facility, the relations between us and Encino Surgical Medical Center had been strained, and we believed that it was in our best interests to close the facility instead of continuing to operate it.

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

PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Agreement with ROI Group Associates, Inc.
-----------------------------------------

We entered into a Service Agreement, dated November 1, 2006, with ROI Group Associates, Inc., pursuant to which ROI Group shall provide investor relations services for us and shall assist us in our efforts to raise capital. Under the Service Agreement, we will pay ROI Group a monthly retainer of $5,000. In the event that we raise $1.5 million or more through our capital raising efforts, the monthly retainer thereafter shall be $8,500 per month for a period of 12 months. A payment of $13,500 was made upon the signing of the agreement, which amount represents the first and last month's payment under the agreement. In addition to the monthly retainer, we agreed to issue 500,000 shares of our stock to ROI Group, which they cannot sell for a period of one year, and a warrant to purchase 500,000 shares of our stock with an exercise price of $0.25 per share and an expiration date of December 31, 2012. The agreement also provides for compensation to ROI Group in the event that they make introductions to sources of capital that result in our obtaining funding. For introductions that result in our obtaining funding involving the issuance of equity, convertible debt or other equity-linked securities, ROI Group's compensation will be either 15% of the cash proceeds and warrants paid to an intermediary if placed through an intermediary also receiving a fee, or 10% of cash proceeds and 10% Of the warrants included in the placement if placed directly. For introductions that result in our obtaining funding in the form of senior or mezzanine, or bank/commercial lender debt, ROI Group's compensation will be either 15% of the compensation paid to an intermediary for debt placed through an intermediary also receiving a fee, or 3% of the debt if placed directly.

Stock Option Grant to Herman Rappaport
--------------------------------------

On October 26, 2006, the Board of Directors granted to Herman Rappaport a non-qualified option to purchase 850,000 shares of our common stock. The stock option has an exercise price of $0.15 per share, is fully vested as of the date of grant, and has a term of 10 years.


ITEM 6.  EXHIBITS

10.1 Service Agreement, dated November 1, 2006, between StarMed Group, Inc. and ROI Group Associates, Inc.

10.2 Stock Option Agreement, dated October 26, 2006, between Herman Rappaport and the Company.

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

Dated: November 14, 2006                   STARMED GROUP, INC.

                                       By: /s/ Herman Rappaport
                                           --------------------
                                           Herman Rappaport,
                                           Chief Executive Officer and
                                           Acting Chief Financial Officer