Form 10KSB
period 2006-12-31
STARMED GROUP INC
filed 2007-04-20
CIK 1135263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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


                       2029 Century Park East, Suite 1112
                              Los Angeles, CA 90067
                       ----------------------------------
                    (Address of principal executive offices)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $102,260 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on March 31, 2007 is approximately $416,697.

         As of December 31, 2006, 23,274,456 shares of common stock are issued and outstanding.

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

     Transitional Small Business Disclosure Form (check one): Yes___   No_X_

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our Wellness products, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms "StarMed Group," "StarMed," the "Company," " we," "our," and "us" refers to StarMed Group, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         StarMedGroup, Inc. is engaged in the marketing of a line of over-the-counter, alternative medicinal products.

         Historically our operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products. All of our revenues for fiscal 2006 were from the sale of our products or royalties and services related to our StarMed Wellness Centers. Our natural medicinal products are intended to address the effects of conditions including arthritis, aging eyesight, obesity and irritable bowel syndrome. We also market a proprietary starch blocker designed for weight loss and maintenance. We currently market our medicinal products, directly to consumers and over the Internet.

         However, severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of our 2005 revenues have resulted in a significant reduction in our product sales. Therefore, during fiscal 2006, our management made a strategic decision and redirected our efforts to the development and establishment of a network of StarMed Wellness Centers. This effort ended in the 4th quarter 2006.

         StarMed Wellness Centers has focused on promoting general wellness by addressing the underlying causes of a variety of chronic diseases such as obesity and stress. Our long-term goal was to expand the number of clinics with which we contracted to develop a network of StarMed Wellness Centers each of which would provide clients a full range of preventative, traditional medical and alternative treatments directed towards achieving "total wellness". Our StarMed Wellness Centers concept was founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicines to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity. Our management and affiliated physicians have devoted significant time, and pooled their collective experience, to develop our StarMed Wellness concept.

OUR STARMED WELLNESS BUSINESS MODEL

                                     General

         Our StarMed Wellness concept is founded on our belief that traditional Western medicines and treatments may be enhanced by complementing their use with preventative medicine techniques and the use of alternative medicinals to address the underlying causes of certain illnesses. In our opinion, addressing these underlying causes is necessary for good health maintenance and longevity.

         Over the course of the last few years, our management has evaluated those proactive and reactive traditional and alternative medical treatments and procedures, medical equipment and devices, and medicinal products that we believe would be most appropriate in a clinical setting offering both traditional and alternative practices. We are convinced that the incidence and severity of certain medical conditions, such as diabetes and heart disease, could be reduced by addressing underlying circumstances that contribute to those conditions, such as stress and obesity. These conditions are recognized by the StarMed Wellness program as among those in need of preventative care. Whereas most traditional medical practices do not devote the time or have the understanding to address these and other underlying causes of poor health.

         We have assembled a Board of Directors which includes physicians who share our vision of integrating preventative and Western medicines, and the promotion of overall health and wellness. Each of these affiliated physicians is trained in Western medicine and is or was on the medical or teaching staffs of Cedars-Sinai Medical Center, UCLA Medical School or other similarly-statured institution. These members of our Board of Directors, some of whom are also officers of our company, include:

         o Dr. Steven Rosenblatt. Dr. Rosenblatt, a practicing physician is also our Executive Vice President. Dr. Rosenblatt's initial efforts on our behalf were directed to the research and formulation of medicinal supplements for the growing aging population. Dr. Rosenblatt is responsible for developing and internally proving the efficacy of the StarMed Wellness concept. Recognizing the increasing danger to American health of obesity, Dr. Rosenblatt co-authored the Harper Collins book, The Starch Blocker Diet, for weight loss, with well-known science writer Cameron Stauth, presently in its sixth printing, with a paperback edition printed in February 2005. He has appeared nationwide and internationally in Europe, Asia, China and Australia. In addition, since the book's publishing, he has appeared on over 400 radio, TV talk show and print media interviews as well as lecturing at product conventions as a medical authority on weight loss and wellness.

         o Dr. Hector Rodriquez. Dr. Rodriguez, who is also a Vice President of our company, is a Clinical Professor of Medicine at UCLA and practicing medical specialist. The Starch Blocker Diet has been translated into Spanish under the guidance of Dr. Rodriquez, who presides over our Hispanic market operation. Plans to print and distribute this Spanish edition are in progress.

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

         o Dr. Joel Feinstein, F.A.C.S. Dr. Feinstein is also a Vice President of our company. He holds a M.S. in Physiology from Penn State University and M.D. from Downstate Medical Center, Brooklyn, N.Y. Dr. Feinstein is gastroenterologist consultant to Cedars-Sinai Medical Center and a consultant on Colon Cancer, as well as Associate Clinical Professor of Medicine at UCLA, and a member of the Education Committee, American Cancer Society of Los Angeles. Dr. Feinstein has appeared as a medical authority on numerous conferences including that of moderator at the World Congress of Gastroenterology. Dr. Feinstein is a practicing physician and specialist in gastroenterology.

         o Dr. Seymour Levine. Dr. Levine is a director and advisor to us on rheumatology. Dr. Levine is in private practice of rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the Johns Hopkins University. Dr. Levine was a member of the President's Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

         We believe that their unique experience and ties to these institutions will enable them to guide us in understanding new directions in conventional and alternative methods and how we can incorporate those methods into our products and services.

                             Operations and Services

         StarMed Wellness programs are expected to enhance the operations of an existing medical clinic that enable the clinic to expand its traditional services to include preventative care and alternative medical techniques. It is expected that affiliated StarMed Wellness physicians will offer services including:

         o  Weight loss and diabetes management services;
         o  Physical exercise consultation;
         o  Anti-aging treatments;
         o Doctor prescribed and personalized vitamin, mineral and herbal regimens;
         o  Female hormone therapy; and
         o  Pain management.

                                     Market

         StarMed Wellness' primary market is today's aging baby boomers and others seeking to look and feel better, as well as slow their aging process. We believe that wellness has universal appeal. Everyone wants to live longer, and in good health. People today are better educated and are demanding more effective medicine that is affordable and safe, without dangerous side effects. StarMed Wellness programs are designed to appeal to clients at all income levels.

         While our initial focus is in the California, we believe that the StarMed Wellness concept is amenable to national expansion, with services priced to be affordable to all income levels. We believe the business model is flexible to permit expansion to serve the needs of more affluent clients or changed to serve regional needs.

                             Our Medicinal Products

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the development of our Wellness Centers, coupled with severe competition in the marketplace for medicinal products, contributed to a significant decrease in revenues from product sales during 2006. We anticipate that our program will offer a recurring market for our medicinal products in the future.

         Products:

         We engage in the development, formulation and marketing of natural, over-the-counter, alternative medicinal products, and other aspects of the natural alternative medicinal market. Our line of over-the-counter medicinal products is currently marketed by us via the Internet. Our natural medicinal products are intended to address the effects of conditions including arthritis, aging eyesight, obesity, stress, glucose management and irritable bowel syndrome. Our websites are www.starmedgroup.com, www.sierramed.com and www.sierraslim.com.

                                  Manufacturing

         Our medicinal products are formulated on our behalf by Herman Rappaport and Dr. Steven Rosenblatt, based upon research published in authoritative journals. Our products are manufactured to our formulated specifications by a third party manufacturer. Our current manufacturers, American Supplement Technologies of Tempe, Arizona, and ProThera of Reno, Nevada are full service contract manufacturers of dietary supplements and maintain product liability insurance on which we are named as an additional insured. They both manufacture our medicinal products on a purchase order basis. We have no long-term commitments with any manufacturer, although we believe that there are numerous sources of production for our products and we do not believe we are dependent upon this or any other manufacturer. During the production process, private labels containing the "Sierra" and "StarMed" brand name are affixed to our medicinal products by the manufacturer.

         Raw materials contained in our medicinal products include vitamins, minerals and herbal supplements. Raw materials are available from a variety of sources, on a purchase order basis. We do not believe that we are dependent upon any one source for these materials. Our primary supplier of Phase 2 starch blocker material is Pharmachem Labs in New Jersey.

         We maintain general liability insurance with coverage of $1,000,000. We maintain product liability insurance on our own behalf. In addition, we are named as an additional insured to the extent of $1,000,000 under the product liability policy carried by our product manufacturers. In the event that excessive product liability claims are made and proven successful, this could result in a substantial judgment being rendered against us. The public perception surrounding a product liability claim, even if unsuccessful, could materially and adversely affect our reputation and sales.

                                    Marketing

         During 2006, we marketed our products via the internet and through our StarMed Wellness Centers. We currently market our alternative medicinal products over the Internet on our website at www.sierramed.com, www.sierraslim.com and www.starmedgroup.com. For fiscal 2006 and fiscal 2005, sales made from our web site were approximately $1,725 and $12,160, respectively. We offer customers who purchase products from our web site a 30-day money back guarantee, less shipping costs.

                              Future Product Sales

         We intend to offer our products in conjunction with the operation of existing medical clinics and through direct sales to consumers. We also believe that there is a large market for our products in Latin-speaking markets, and we intend to pursue that market under the direction of Dr. Hector Rodriguez, our Vice President and a director.

                            RESEARCH AND DEVELOPMENT

         For the fiscal years ended December 31, 2006 and 2005, we expended $0 and $0, respectively, for company-sponsored research and development activities.

                                   COMPETITION

         Our StarMed Wellness programs will experience competition from individual and group medical practitioners and others schooled in alternative medicinal products and techniques, including Western medical doctors, herbalists, acupuncturists and others. Many of these individuals and groups have significantly greater operating histories and resources than we do. However, we believe that until such time as others are able to research and develop a similar business model, our focus on preventative medicine is unique.

         We believe that the market for natural, alternative medicinal products is increasing. However, we expect to encounter intense competition from other manufacturers and marketers of vitamins, supplements, nutraceutical products and over-the-counter medicinal products. Many of our competitors have significantly greater financial resources and substantially longer operating histories than we do. We may never become a competitive factor in the market for medicinal products. Among our competitors in the medicinal product market are Thorne Research, Douglas Labs, Jarrow Formulas, Twinlab, KAL, Herbalife, Allergy Research Group and Weider Nutrition International, Inc.

         We believe that we will distinguish ourselves from our competitors in the medicinal products marketplace because:

         o Our products have been developed and are supported by the expertise of our affiliated physicians;

         o Our associated physicians will identify and prescribe a regimen of medicinal products tailored to the needs of the individual client.

                              INTELLECTUAL PROPERTY

         We own the registered trademarks "Products that work from Doctors who care" and "StarMed Wellness Centers".

         It is our experience that patents for medicinal supplements are of limited value because nominal changes in ingredients and/or in formulation will often invalidate the patent. Therefore, we have not patented or otherwise filed for protection of the formulae for our medicinal products. We rely upon confidentiality agreements and common law trade secret protections in order to prevent others from improperly using our proprietary information. However, our medicinal products consist of natural ingredients that are readily available. There is no assurance that others will not independently develop their own products using similar formulations to those comprising our products, or that others will not develop more effective formulations to address the conditions that our products are meant to treat.

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

         Violation of the Anti-Kickback Statute is a felony and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

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

                                    Stark Law
                                    ---------

         Section 1877 of Title 18 of the Social Security Act, commonly referred to as the "Stark Law," prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered "designated health services" if the physician or an immediate family member of the physician has a "financial relationship" with that entity. Sanctions for prohibited referrals include denial of Medicare payment, and civil money penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by the Stark Law are not covered by Medicare and payments improperly collected must be promptly refunded. At least some of the states in which we may do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Although we will attempt to structure our agreements with the medical centers in a manner that avoids violating these laws, or in a manner that we believe does not trigger the law, state regulatory authorities or other parties could assert that our agreement with a medical centers violate these laws which could subject us to civil penalties and require us to terminate the particular agreement.

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

                                    EMPLOYEES

         As of December 31, 2006, we had 4 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relationships with our employees to be good.

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

         We remained inactive until March 20, 1984, when our stockholders voted to acquire Energy Dynamics, Inc., and changed our name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non-performance by Energy Dynamics. At this time, we changed our name to Heathercliff Group Inc. and from 1984 to 1985, engaged in real estate development. Real estate operations ceased in 1985, and, in 1985, Nevada revoked our charter for failing to file required reports.

         On January 10, 2000, we revived our Nevada charter and, in connection therewith, we changed our name to StarMed Group, Inc. At the time of the revival of our charter, we had no assets or liabilities. Mr. Rappaport was our majority stockholder either directly or through his family trust.

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

             CONSULTING AGREEMENT WITH PARADIGM MEDIA VENTURES, INC.

         On September 8, 2005, we entered into a two-year consulting agreement with Paradigm Media Ventures, Inc. Under the agreement, Paradigm has agreed to provide such business consulting services to us as we may reasonably request, including developing a business plan, developing a strategy for attracting bridge funding, potential lenders and investors in general, and identifying merger and acquisitions candidates, joint venture candidates and corporate partners. As consideration for its services, we have paid Paradigm a consulting fee of $49,000 and have issued Paradigm 1,625,000 shares of our common stock. We also agreed to include the shares we issued to Paradigm in the registration statement to be filed with the SEC. Under the terms of the agreement Paradigm agreed that it will not sell more than 406,250 of such shares per quarter. The shares issuable to Paradigm are also being subject to a voting proxy in favor of Herman Rappaport.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our total net revenues declined substantially in fiscal 2006 as compared to fiscal 2005 and our net loss for fiscal 2006 was $2,751.367 as compared to a net loss of $805,910 for fiscal 2005. While at December 31, 2006 we had approximately $60,965 of cash on hand. As a result our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2007 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

         Although our company has existed since December 1962, we have only a limited operating history in alternative medicine on which you can base an evaluation of our business and prospects. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

         o Establish our initial StarMed Wellness affiliates and confirm its efficacy in a commercial setting;

         o Develop a number of Wellness programs and expand our reactive medical services.

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

OUR FUTURE PROFITABILITY WILL DEPEND UPON THE SUCCESS OF OUR EXISTING AND FUTURE STARMED WELLNESS PROGRAMS, BUT THERE HAVE BEEN NO MARKET STUDIES OR OTHER DETERMINATIONS AS TO THE EFFICACY OF OR CONSUMER DEMAND FOR OUR OPERATIONS.

         Our future profitability will depend upon the success of our fusion of traditional Western medical practice with alternative and preventative medical procedures and techniques. This is a relatively new concept that has not as yet been tested. We have performed no market studies to determine the demand for our proposed Wellness programs and there is no assurance that the concept will be well received by the public or that demand for Wellness products and services can sustain our operations. Lack of demand could cause operating StarMed Wellness Group, Inc. to cease operations.

IF OUR WELLNESS AFFILIATION CONCEPT IS DETERMINED TO CONSTITUTE THE PRACTICE OF MEDICINE, OUR ABILITY TO PROVIDE OUR SERVICES TO EXISTING MEDICAL CLINICS COULD BE JEOPARDIZED.

         We will work with participating medical centers and regulatory counsel in an effort to ensure that our agreements are in compliance with applicable state laws and that the services we will provide to medical clinics will not constitute the practice of medicine. If however, it is determined that our services do constitute the practice of medicine, we will be unable to continue to provide those services and we may be forced to cease operations. If we were required to abandon our business model, our ability to continue as a going concern would be in jeopardy and our investors would likely lose their entire investment in StarMed.

REGULATORY AUTHORITIES COULD ASSERT THAT OUR PARTICIPATION IN THE WELLNESS BUSINESS MODEL FAILS TO COMPLY WITH STATE LAWS WHICH ARE ANALOGOUS TO THE STARK LAW. IN SUCH EVENT, WE COULD BE SUBJECT TO CIVIL PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR TERMINATE THE CONTRACTUAL ARRANGEMENTS.

         Some of the states in which we may do business have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we will enter into agreements with the existing medical centers. We may, under the terms of those agreements, provide products to affiliated clinics in exchange for compensation. Although we will use our best efforts to attempt to structure our relationships with the medical centers in a manner that we believe will keep us from violating these laws, or in a manner that we believe does not trigger the law, state regulatory authorities or other parties could assert that our agreements with the medical centers violate these laws. Any such conclusion could subject us to significant financial penalties which would reduce the amount of working capital available to for our ongoing operations. We may also be required to abandon our current business model which could result in our inability to continue as a going concern.

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

         Our business model contemplates that we may receive fees under the agreements with the medical centers. While we do not anticipate that we will ever be in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs, we could become subject to compliance with the anti-kickback provisions of the Social Security Act (the "Anti-Kickback Statute") which prohibits anyone from knowingly and willfully soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs or offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs. Because the provisions of the Anti-Kickback Statute are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that, as a result of our relationships with the medical centers, we will be subject, directly and indirectly, to the Anti-Kickback Statute. Any such finding would make our current business model unfeasible and we could be forced to cease all of our operations.

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

         California and many other states in which we may do business have corporate practice of medicine laws which prohibit corporations or other artificial entities from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We intend to structure our agreements with the medical centers in a manner that we believe will keep us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the medical centers or the physicians. Nevertheless, state regulatory authorities or other parties could assert that our agreements violate these laws. We could then be subject to regulatory actions and be forced to curtail some or all of our operations. This could result in our inability to continue as a going concern.

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

         Our management currently beneficially owns or controls approximately 29.5% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

         The composition and labeling of dietary supplements, which comprise a significant majority of our products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act, or FFDC Act. The FFDC Act, the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, may all impact our products. We may not be able to comply with these and similar laws, rules and regulations, and there can be no assurance that we will not, in the future, be subject to additional laws or regulations administered by various regulatory authorities. In addition, there can be no assurance that existing laws and regulations will not be repealed or be subject to more stringent or unfavorable interpretation by applicable regulatory authorities.

WE ARE DEPENDENT ON A THIRD-PARTY SUPPLIER FOR ONE OF OUR MEDICINAL PRODUCTS AND IF WE ARE REQUIRED TO FIND ALTERNATIVE MANUFACTURERS FOR OUR OTHER PRODUCTS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         We are dependent upon one company to supply us with starch blocker material. In the event we are unable to procure starch blocker from this supplier, we may be unable to market our starch blocker product at a cost effective price. Revenues from this product were $4,762 for fiscal 2006. Although we believe that most of the key components required for the production of our other products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, is unable to develop or acquire components in a timely fashion, we may encounter delays in fulfilling our product delivery requirements and in the event we are required to engage one or more new manufacturers, we may experience additional delays that could adversely affect our production yields, revenues and net income.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OTHER SENIOR MANAGEMENT. IF WE WERE TO LOSE THE SERVICES OF ONE OR MORE OF THESE INDIVIDUALS OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

         The operations and future success of our company is dependent upon the continued efforts and services of Mr. Herman Rappaport, our CEO, as well as other members of our management. While we are a party to an employment agreement with Mr. Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace Mr. Rappaport's services on a timely fashion, if at al. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

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

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB. HOWEVER, TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

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

ASSUMING AN ESTABLISHED MARKET FOR OUR SECURITIES DEVELOPS, IT MAY BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A LIMITED OPERATING HISTORY AND LACK OF REVENUES AND PROFITS, THIS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. WE MAY HAVE ONLY A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

SHARES AVAILABLE FOR FUTURE ISSUANCE COULD CAUSE THE MARKET PRICE OF OUR SHARES TO FALL.

         As of December 31, 2006 we had common stock purchase warrants to purchase a total of 3,302,000 shares of our common stock outstanding at prices ranging between $0.25 to $1.00 per share. In addition, we have reserved 4,050,000 shares of our common stock reserved for future issuance under our 2004 Equity Compensation Plan. At December 31, 2006, 420,000 shares have been issued. The exercise of these warrants and the possible future issuance of these additional shares may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices are presently located in leased office space at 2029 Century Park East, Suite 1112, Los Angeles, California 90067. Effective January 1, 2006, we entered into a three year lease for office space. This lease has a yearly escalation clause of 3%. The lease rental is currently $5501.13 plus annual Building Direct Expenses, payable monthly, to the unaffiliated landlord. We believe that such space is currently sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings. To our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 7, 2005 our common stock is quoted on the OTCBB under the symbol SMEG.OB. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                    High          Low
Fiscal 2005

January 1, 2006 through March 31, 2006 .......     $ 0.35        $ 0.13
April 7, 2006 through June 30, 2006 ..........     $ 0.30        $ 0.30
July 1, 2006 through September 30, 2006 ......     $ 0.37        $ 0.10
October 1, 2006 through December 31, 2006 ....     $ 0.20        $ 0.03

Fiscal 2006

January 1, 2007 through March 31, 2007 .......     $ 0.05        $ 0.02

         On April 11, 2007, the last sale price of our common stock as reported on the OTCBB was $0.02. As of December 31, 2006, there were approximately 959 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2005 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

                              Number of       Weighted     Number of
                              securities to   average      securities remaining
                              be issued upon  exercise     available for future
                              exercise of     price of     issuance under equity
                              outstanding     outstanding  compensation plans
                              options,        options,     (excluding securities
                              warrants        warrants     reflected
                              and rights      and rights   in column (a))
                              (a)             (b)          (c)
                              --------------  -----------  ---------------------
Plan category

2005 Equity Compensation
 Plan(1) ...................     3,552,000        $--              498,000

Equity compensation plans not
 approved by stockholders ....           0        n/a                  n/a

(1) In February 2006 our board of directors and the holder of a majority of our outstanding common stock approved an increase of 3,000,000 shares which are available for issuance under our 2004 Equity Compensation Plan bringing the total available under the plan to 4,050,000 shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the years ended December 31, 2006 and 2005. These notes thereto appear elsewhere in this annual report.

OVERVIEW

         Historically we generated revenues from the sale of our products that include a starch blocker, as well as revenues from royalties for formulas of herbal health products. During fiscal 2006 we redirected our resources towards completion of plans to establish the first of what we envision will be a number of StarMed Wellness Centers.

         Our business model anticipates entering into agreements with existing medical centers with the intention of developing a network of participants in the StarMed Wellness program. We will provide products to the participating medical clinics that will enable the clinics to expand the traditional Western medical treatments, medicines and services they provide to include preventative and alternative healthcare services such as weight loss and diabetes management services; anti-aging treatments; vitamin, mineral and herbal regimens; and female hormone therapy.

         The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the opening of our planned Wellness Centers contributed to a significant decrease in revenues from product sales during fiscal 2006.

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

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

         In April 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations", which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
_______________________________________________________________________________________________
                                                                      2006             2005
                                                                  ------------     ------------
Sales ........................................................    $     14,423     $     22,372
Cost of sales ................................................         (18,061)         (29,354)
                                                                  ------------     ------------

Gross (loss) profit ..........................................          (3,638)          (6,982)

Revenue from royalties .......................................           3,189           24,486
                                                                  ------------     ------------

     Total net revenues ......................................            (449)          17,504

Professional fees ............................................         841,807          185,563
Compensation .................................................       1,125,249          273,113
Rent .........................................................          67,879           61,049
Accounting fees ..............................................          73,249           41,724
Office .......................................................          54,454           34,686
Insurance ....................................................          47,453           23,776
Advertising, marketing and promotion .........................          47,258            9,261
Depreciation .................................................           9,407            9,296
Travel .......................................................          13,100            3,696
Penalty Shares Expense .......................................         434,624                -
                                                                  ------------     ------------

     Total expenses ..........................................       2,714,480          642,164
                                                                  ------------     ------------

Operating loss ...............................................      (2,714,929)        (624,660)

Other income and (expense)
--------------------------
Other income .................................................               -            1,161
Gain on decrease in fair value of stock price guarantee
 obligation ..................................................               -           28,805
Gain on forgiveness of debt ..................................          44,245                -
Interest expense .............................................               -          (88,834)
Interest income ..............................................          20,604                -
                                                                  ------------     ------------
     Total other income (expense) ............................          64,849          (58,868)
                                                                  ------------     ------------
Loss from continuing operations before income taxes ..........      (2,650,808)        (683,528)
Provision for income taxes ...................................         (1,6600)        (105,850)
                                                                  ------------     ------------
Loss from continuing operations ..............................      (2,651,680)        (789,378)

Loss from discontinued operations ............................         (99,687)         (16,532)
                                                                  ------------     ------------

Net loss .....................................................    $ (2,751,367)    $   (805,910)
                                                                  ============     ============

Loss from continuing operations per share - basic and diluted     $      (0.10)    $      (0.08)
                                                                  ============     ============

Loss from discontinued operations per share basic and diluted     $      (0.01)    $      (0.01)
                                                                  ============     ============

Net loss per share basic and diluted .........................    $      (0.11)    $      (0.09)
                                                                  ============     ============

Weighted average number of shares outstanding - basic ........      25,390,706       10,348,651
                                                                  ============     ============

Weighted average number of shares outstanding - diluted ......      25,390,706       10,348,651
                                                                  ============     ============

Total Net Revenues

         We generated revenues in fiscal 2006 and fiscal 2005 from both the sales of natural, over-the-counter, alternative medicinal products and royalties from formulas for herbal health products as well as products and services from StarMed Wellness Centers. During fiscal 2006 sales of medicinal products declined approximately 26% to $17,519 from $23,775 in fiscal 2005. The substantial portion of revenues for the year ended December 31, 2006 resulted from product and service sales at our existing StarMed Wellness Centers. This substantial decline in sales of medicinal products is primarily the result of decreased demand for our products from our principal customer during fiscal 2006. This customer has advised us that it has changed its internal strategy and it is unknown when, if ever, that it will resume purchasing product from our company at historical levels. The decrease in sales of our medicinal products in fiscal 2006 as compared to fiscal 2005 is also the result of the diversion of our limited resources from marketing efforts to the finalization of plans to open our initial Wellness Centers.

         Our cost of sales of our products was approximately 125% of sales for fiscal 2006 as compared to approximately 131% for fiscal 2005. This increase in cost of sales as a percentage of sales is attributable to a decrease in sales of our proprietary starch blocker product to NHTC which carried higher margins.

         Revenue from royalties declined $21,297, or approximately 87%, for fiscal 2006 as compared to fiscal 2005. This decline in revenue from royalties is attributable to a decline in net sales of the products which are licensed to the third party.

Total Expenses

         Total expenses for fiscal 2006 increased $2,072,316, or approximately 322% from fiscal 2005. The primary component of the increase for fiscal 2006 is an increase of $852,136, or approximately 312%, in compensation from fiscal 2005. This increase reflects the hiring and staffing for the three Wellness Centers, as well as adding to the corporate staff. The increases in total expenses for fiscal 2006 also included an increase of $656,244, or approximately 354%, in professional fees, not including accounting fees, related to our capital raising efforts during the year. In addition, there was increase in advertising, marketing and promotional expenses. This was an increase of $37,997 or 410%. StarMed purchased advertising in trade magazines and hosted a one hour radio show on StarMed Wellness. There was an expense incurred of $434,000 in Penalty Shares expense related to recording the value of the warrants issued in 2006.

Total Other Income (Expense)

         Total other expenses increased $698,807, or approximately 301%, for fiscal 2006 from fiscal 2005. Included in this increase is:

         o  accounting fees of $31,525,

         o  office expense of $19,768, and

         o  insurance expenses of $23,776.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2006 we had cash on hand of $60,956 and working capital of $70,230. The increase in working capital is primarily attributable to an increase in cash which was provided by capital raising activities in December 2005 which are described below.

         Net cash used in operating activities for fiscal 2006 was $1,168,134 as compared to $574,592 for fiscal 2005, an increase of $593,542. The increase is primarily the result of our increased loss, and amortization, stock and stock options issued for compensation, penalty shares and warrants issued and prepaid expenses.

         Net cash provided by financing activities for fiscal 2006 was $212,826 as compared to net cash used in financing activities of $1,521,143 for fiscal 2005.

         Subsequent to December 31, 2006 we raised an additional $435,000 in proceeds from the sale of our securities. Other than cash on hand and available borrowings under our corporate credit card that could provide us up to $20,000 on an unsecured basis, of which approximately $648 was outstanding at December 31, 2006, we do not have any external sources of working capital.

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

         None.

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

         NAME                  AGE                 POSITIONS

Herman Rappaport               90        President, CEO, Acting Chief
                                         Financial Officer and director
Dr. Steven L. Rosenblatt       61        Executive Vice President and Director
Dr. Hector Rodriguez           63        Vice President and director
Dr. Avner Manzoor-Mandel       60        Vice President and director
Dr. Joel Feinstein             61        Vice President and director
Dr. Seymour Levine             64        Director

         Herman H. Rappaport, B.Ch.E. Mr. Rappaport has served as our President, CEO and member of our Board of Director since inception. Mr. Rappaport also serves as our Acting Chief Financial Officer. Mr. Rappaport received his degree from the University of the City of New York in 1939. During the last nine years Mr. Rappaport has studied medical systems and products in Russia, China as well as in the United States including two winters in St. Petersburg and Moscow as well as trips to Beijing and Shanghai to study natural medicine. Mr. Rappaport was, at one time, the largest national builder of McDonald drive-ins, coast-to-coast.

         Mr. Rappaport served as a member of two Advisory Boards on Foreign Trade for the United States Department of Commerce from 1983 to 1996 and prior to that time, served as a member for two terms on the Mass Transportation Commission of the United States Department of Transportation. Mr. Rappaport was the founder and President of the public, non-profit, Press, Education, Government Foundation for improved communications between the media and government. In addition, he hosted conferences at the Annenberg School of Communications, University of Southern California on alternative energy, air rights and others. He also served on the Economic Development Board for the City of Los Angeles. Mr. Rappaport was with the Manhattan Project, at Columbia University, as a consultant to General Electric and director of the Mass Spectrometer Physics Laboratory at Oak Ridge, Tennessee.

         Dr. Steven L. Rosenblatt, M.D., Ph.D., L.Ac. Dr. Rosenblatt has served as our Executive Vice President and a member of our Board of Directors since February 2000. Dr. Rosenblatt holds a Ph.D, from the University of California at Los Angeles, an M.D. from the School of Medicine, St. George University. He is a founder and past president of the California Acupuncture College, founder and director of the UCLA Acupuncture Clinic of UCLA School of Medicine. Dr. Rosenblatt is a former director of the Complementary Medicine Program of Cedars-Sinai Medical Center and was a member of the National Accreditation Commission for Oriental Medicine under the U.S. Department of Education. Dr. Rosenblatt has conducted and been a participant of numerous medical conferences of the subject of herbal medicines. He has been in private practice in Los Angeles for 10 years and one of the leaders in the field of acupuncture and oriental medicine for over 30 years.

         Dr. Hector Rodriguez, M.D., Ph.D. Dr. Rodriguez has served as a Vice President and member of our Board of Directors since February 2000. Dr. Rodriguez received an M.D. from the Universidad Nacional of Bogota, Colombia and a Ph.D. from University of California at San Francisco with post graduate work at Washington University School of Medicine, St. Louis, Missouri. His certifications include The American Board of Internal Medicine, Nephrology Subspecialty. He is licensed in Illinois, Missouri, and California where he has practiced for the past 23 years.

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

         Dr. Seymour Levine. Dr. Levine has been a member of our Board of Directors since June 2002 and is an advisor to us on rheumatology. Dr. Levine is in private practice of Rheumatology and is the Clinical Chief of Rheumatology at Cedars-Sinai Medical Center. Dr. Levine graduated from and completed his residency at the John Hopkins University. Dr. Levine was a member of the President's Task Force on Health Care Reform, founding member and past president of Managed Care Providers at Cedars-Sinai Care in Los Angeles. His professional affiliations include Diplomate American Board of Internal Medicines, American Board of Rheumatology and American Medical Association.

         There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE MATTERS

         Committees of the Board. The board of directors has not yet established an audit committee, nominating committee or compensation committee. The functions of these committees are currently performed by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain committees of the board of directors. We may establish an audit, nominating and/or compensation committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of six members. None of the members of our board of directors is "independent" within the meaning of rules and regulations of the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

         Audit Committee Financial Expert. We do not yet have an audit committee. No member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who:

         o understands generally accepted accounting principles and financial statements,

         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

         o understands internal controls over financial reporting, and

         o understands audit committee functions.

         At this stage of our development, we have elected not to expend our limited financial resources to implement these corporate governance measures. We believe that neither independent (within the meaning of regulatory definitions) directors, committee persons nor an "audit committee financial expert," will agree to serve until the company is further along in its development. We may, in the future, implement some or all of the corporate governance measures described above.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

         We have no Executive Officer serving now or during the 2006 year whose annual compensation exceeded $100,000.

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

         If any of these milestones are met, at the time of issuance of securities, we will recognize compensation expense equal to the fair market value of our common stock on the date of issuance.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

Executive Officer         Shares          Option Price         Date Issued
Herman Rappaport          850,000         $0.15                October 10, 2006

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no individual SAR grants of options made during fiscal 2006 to any Named Executive Officer.

2004 EQUITY COMPENSATION PLAN

         In fiscal 2005 we established our 2005 Equity Compensation Plan. The purpose of the Plan is to enable us to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to our directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are eligible to participate in the Plan. We have funded the Plan with 4,050,000 shares of our common stock (including an increase of 3,000,000 shares authorized by our board of directors and Mr. Rappaport as the holder of a majority of our issued and outstanding common stock in February 2007). At December 31, 2006 we have issued options to Herman Rappaport of 850,000 at $0.15 on October 10, 2006 and Martha Snook, 50,000 at $0.15 on October 10, 2006. We have issued 420,000 shares in stock awards under the Plan, and 2,730,000 shares remain available for issuance under the Plan.

         The Plan is administered by our Board of Directors, which may delegate its duties in whole or in part to any subcommittee solely consisting of at least two individuals who are non-employee directors within the meaning of Rule 16b-3 under the Securities Exchange Act and outside directors within the meaning of
Section 162(m) of the Internal Revenue Code of 1986 (the "IRS Code"). The Board has the authority to interpret our stock incentive plan, to establish, amend and rescind any rules and regulations relating to our Plan and to make any other determinations that it deems necessary or desirable for the administration of our Plan. Any decision of the Board or a compensation committee of the Board in the interpretation and administration of our Plan lies within its sole and absolute discretion. It is final, conclusive and binding on all parties concerned, including participants in our Plan and their beneficiaries or successors.

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

         At March 31, 2007 we had 28,823,389 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o  each of our directors;
         o  each of our executive officers; and
         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 2029 Century Park West, Suite 1112, Los Angeles, California 90067. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. As of March 31, 2007, there were 28,823,389 shares outstanding.

                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       PERCENT OF CLASS

Herman Rappaport                         7,986,522                  27.7
Steven Rosenblatt, M.D.                  3,367,000                  11.7
Avner Mangoors Mandell, M.D.               100,000                  .035
Joel Feinstein, M.D.                       100,000                  .035
Hector Rodriquez, M.D.                     100,000                  .035
Seymour Levine, M.D.                       100,000                  .035

LOCK-UP AGREEMENTS

         Each of our officers and directors have entered into a lock-up agreement with Joseph Stevens & Company, Inc. who acted as placement agent in our 2006 Unit Offering agreeing not to sell any of our securities owned or thereafter acquired by them, through the exercise of options or otherwise, for a period of 12 months from the effective date of the registration statement covering those securities. These lock-up agreement automatically terminate if, commencing 180-days after the date of that registration statement, the 20-day average closing bid price of our common stock exceeds $.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Herman Rappaport was owed $46,731 in unpaid compensation from 2006 and 2007. In addition, Mr. Rappaport loaned StarMed $25,000 for operations. He was issued 2,391,033 shares at $0.03 for repayment on these debts AS A SUBSEQUENT TRANSACTION.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                         DESCRIPTION

2.1      Certificate of Merger of StarMed Group, Inc. (1)
3.1      Articles of Incorporation of Port Star Industries, Inc. (1)
3.2      Amendment to the Articles of Incorporation of Port Star, Industries,
         Inc.(1)
3.3      Amendment to the Articles of Incorporation of Energy Dynamics, Inc. (1)
3.4      Amendment to the Articles of Incorporation of StarMed, Inc.
         (Arizona) (1)
3.5      Certificate of Revival of StarMed Group, Inc. (Nevada) (1)
3.6      Certificate of Reinstatement of Heathercliff Group, Inc. (1)
3.7      Certificate of Amendment to Articles of Incorporation (2)
3.8      Bylaws (1)
4.1      Common Stock Purchase Warrant Issued to Romajo Partners LP (8)
4.2 Form of Common Stock Purchase Warrant Issued in Connection with Private Offering of Units (8)
10.1     Memorandum of Understanding with Natural Health Trends Corporation (3)
10.2     License Agreement with L. Perrigo Company (4)
10.3     Lease for principal executive offices (8)
10.4     Consultant Agreement with Paradigm Media Ventures, Inc. (5)
10.5     Agreement with Encino Wellness Center (6)
10.6     Agreement with Kohala Clinic (7)
10.7     2004 Equity Compensation Plan (2)
10.8     Employment Agreement with Herman Rappaport, together with Amendment
         No. 1 to the Employment Agreement (8)
10.9     Employment Agreement with Steven L. Rosenblatt (8)
14.1     Code of Business Conduct and Ethics (8)
21.1     Subsidiaries of the registrant (8)
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2     Certification of Principal Financial and Accounting Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Principal Executive Officer Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________

*    filed herewith
(1) Incorporated by reference to the corresponding exhibits as filed in the Form 10-SB, as amended, as initially filed with the SEC on September 11, 2001.
(2)  Incorporated by reference to the Definitive Information Statement on
     Schedule 14C as filed on December 15, 2004.
(3) Incorporated by reference to Exhibit 10.2 as filed with the Annual Report on Form 10-KSB for the year ended December 31, 2003. (2)
(4) Incorporated by reference to Exhibit 10.3 as filed with the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5) Incorporated by reference to Exhibit 10.1 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.
(6) Incorporated by reference to Exhibit 10.2 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.
(7) Incorporated by reference to Exhibit 10.3 as filed with the Quarterly Report on Form 10-QSB for the period ended September 30, 2005.
(8) Incorporated by reference to exhibit of same number as filed with Amendment No. 1 to Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2006 and 2005. The following table shows the fees that were billed for the audit and other services provided by that firm for the 2005 and 2005 fiscal years.

         Accounting Fees charged
         -----------------------
         2005            $80,888
         2006            $66,099

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       April 19, 2007

                                       StarMed Group, Inc.

                                       By: /s/ Herman H. Rappaport
                                           -----------------------
                                           Herman H. Rappaport,
                                           Chief Executive Officer, President,
                                           Acting Chief Financial Officer,
                                           director, principal executive officer
                                           and principal financial and
                                           accounting officer

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


Consolidated Statements of Cash Flows........................................F-6


Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
StarMed Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of StarMed Group, Inc. and its subsidiary, as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of StarMed Group, Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP


Irvine, California
April 13, 2007

                               STARMED GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2006 AND 2005
_______________________________________________________________________________________________
                                             ASSETS
                                                                      2006              2005
                                                                  -----------       -----------
Current assets:
  Cash .....................................................      $    60,965       $ 1,019,259
  Accounts receivable ......................................               39             7,489
  Inventory ................................................            9,226            22,110
  Prepaid expenses .........................................            4,933           548,730
  Deferred financing costs..................................                -             5,017
                                                                  -----------       -----------

      Total current assets .................................           75,163         1,602,605

  Equipment and furniture:
    Office furniture and computers .........................           68,059            65,063
    Accumulated depreciation ...............................          (49,351)          (39,734)
                                                                  -----------       -----------

      Total equipment and furniture ........................           18,708            25,329
                                                                  -----------       -----------

  Deposits .................................................            7,316               700
                                                                  -----------       -----------

      Total assets .........................................      $   101,187       $ 1,628,634
                                                                  ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .........................................      $    15,544       $    44,910
  Accrued expenses - related party..........................           44,858            54,580
  Taxes payable ............................................           10,239             9,359
  Note payable .............................................                -           259,245
  Capital lease obligation - current portion ...............                -             7,164
                                                                  -----------       -----------

      Total current liabilities ............................           70,642           375,258
                                                                  -----------       -----------

      Total liabilities ....................................           70,641           375,258

Commitments and Contingencies ..............................                -                 -

Shareholders' equity:
  Preferred stock (par value $0.01) 25,000,000 shares
    authorized; 0 shares issued and outstanding at
    December 31, 2006 and 2005, respectively ...............                -                 -
  Common stock (par value $0.01) 100,000,000 shares
    authorized; 23,274,456 and 18,453,424 shares issued and
    outstanding at December 31, 2006 and 2005, respectively           232,744           184,534
  Additional paid in capital ...............................        3,648,893         2,168,566
  Accumulated deficit ......................................       (3,851,091)       (1,099,724)
                                                                  -----------       -----------

      Total shareholders' equity (deficit) .................           30,546         1,253,376
                                                                  -----------       -----------

      Total liabilities and shareholders' equity ...........      $   101,187       $ 1,628,634
                                                                  ===========       ===========

            The accompanying notes are an integral part of these financial statements

                                               F-3

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
_______________________________________________________________________________________________
                                                                      2006             2005
                                                                  ------------     ------------
Sales ........................................................    $     14,423     $     22,372
Cost of sales ................................................         (18,061)         (29,354)
                                                                  ------------     ------------

Gross (loss) profit ..........................................          (3,638)          (6,982)

Revenue from royalties .......................................           3,189           24,486
                                                                  ------------     ------------

     Total net revenues ......................................            (449)          17,504
                                                                  ------------     ------------

Professional fees ............................................         841,807          185,563
Compensation .................................................       1,125,249          273,113
Rent .........................................................          67,879           61,049
Accounting fees ..............................................          73,249           41,724
Office .......................................................          54,454           34,686
Insurance ....................................................          47,453           23,776
Advertising, marketing and promotion .........................          47,258            9,261
Depreciation .................................................           9,407            9,296
Travel .......................................................          13,100            3,696
Penalty Shares Expense .......................................         434,624                -
                                                                  ------------     ------------

     Total expenses ..........................................       2,714,480          642,164
                                                                  ------------     ------------

Operating loss ...............................................      (2,714,929)        (624,660)

Other income and (expense)
--------------------------
Other income .................................................               -            1,161
Gain on decrease in fair value of stock price guarantee
 obligation ..................................................               -           28,805
Gain on forgiveness of debt ..................................          44,245                -
Interest expense .............................................               -          (88,834)
Interest income ..............................................          20,604                -
                                                                  ------------     ------------
     Total other income (expense) ............................          64,849          (58,868)
                                                                  ------------     ------------
Loss from continuing operations before income taxes ..........      (2,650,080)        (683,528)
Provision for income taxes ...................................          (1,600)        (105,850)
                                                                  ------------     ------------
Loss from continuing operations ..............................      (2,651,680)        (789,378)

Loss from discontinued operations ............................         (99,687)         (16,532)
                                                                  ------------     ------------

Net loss .....................................................    $ (2,751,367)    $   (805,910)
                                                                  ============     ============

Loss from continuing operations per share - basic and diluted     $      (0.10)    $      (0.08)
                                                                  ============     ============

Loss from discontinued operations per share basic and diluted     $      (0.01)    $      (0.01)
                                                                  ============     ============

Net loss per share basic and diluted .........................    $      (0.11)    $      (0.09)
                                                                  ============     ============

Weighted average number of shares outstanding - basic ........      25,390,706       10,348,651
                                                                  ============     ============

Weighted average number of shares outstanding - diluted ......      25,390,706       10,348,651
                                                                  ============     ============

            The accompanying notes are an integral part of these financial statements

                                               F-4

                                  STARMED GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
______________________________________________________________________________________________________
                       PREFERRED STOCK       COMMON STOCK
                      -----------------  ---------------------
                      NUMBER  PAR VALUE    NUMBER    PAR VALUE
                        OF    $0.01 PER      OF      $0.01 PER    PAID IN    ACCUMULATED
                      SHARES    SHARE      SHARES      SHARE      CAPITAL      DEFICIT        TOTAL
                      ------  ---------  ----------  ---------  -----------  -----------   -----------
Balance at
 December 31, 2004
(restated) .........       -  $       -   7,056,424  $  70,564  $    88,924  $  (293,814)  $  (134,326)

Common shares issued
 for services during
 2005 ..............       -          -   2,070,000     20,700            -            -        20,700

Issuance of warrants       -          -           -          -       67,500            -        67,500

Common shares issued
 for services to be
 provided ..........       -          -   1,625,000     16,250      552,500            -       568,750

Common shares issued
 for cash ..........       -          -   7,702,000     77,020    1,459,642            -     1,536,662

Net loss ...........       -          -           -          -            -     (805,910)     (805,910)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2005
 (restated).........       -  $       -  18,453,424  $ 184,534  $ 2,168,566  $(1,099,724)  $ 1,253,376

Common shares
 issued for cash ...       -          -   1,740,000     17,400      417,600            -       435,000

Common shares issued
 For services
 provided ..........       -          -   2,225,000     22,250      378,250            -       400,500

Common shares issued
 For Penalty common
 shares  ...........       -          -     856,032      8,560      108,820            -       117,380

Penalty Warrants
 issued ............       -          -           -          -      317,244            -       317,244

Stock options issued
 as compensation ...       -          -           -          -      258,413            -       258,413

Net Loss ...........       -          -           -          -            -   (2,751,367)   (2,751,367)
                      ------  ---------  ----------  ---------  -----------  -----------   -----------

Balance at
 December 31, 2006 .       -  $       -  23,274,456  $ 232,744  $ 3,648,993  $(3,851,091)  $    30,546
                      ======  =========  ==========  =========  ===========  ===========   ===========

               The accompanying notes are an integral part of these financial statements

                                                  F-5

                               STARMED GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
_______________________________________________________________________________________________
                                                                     2006               2005
                                                                                     (Restated)
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss ................................................      $(2,751,367)      $  (805,910)
Adjustments to reconcile net (loss) to net cash:
   Depreciation and amortization ...........................            9,617            65,611
   Shares issued for compensation and services, net ........          400,500           517,973
   Stock options for compensation ..........................          258,413                 -
   Penalty shares and warrants .............................          434,624                 -
   Gain on reduction of stock price guarantee ..............                -            28,805
   Gain on forgiveness of debt .............................          (44,245)                -
(Increase) decease in operating assets:
   Accounts receivable .....................................            7,450             9,072
   Inventory ...............................................           12,884            10,860
   Prepaid expenses ........................................          543,797          (497,777)
   Deferred tax assets .....................................                -           105,000
   Other assets ............................................           (1,600)            4,566
Increase (decrease) in operating liabilities:
   Accounts payable ........................................          (29,164)          (23,529)
   Accrued expenses ........................................           (9,722)          (20,280)
   Income tax payable ......................................             (880)          (16,041)
                                                                  -----------       -----------

Net cash provided by (used in) operating activities ........       (1,168,134)         (574,592)
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from note payable and warrants .................                -           500,000
   Repayment of note payable ...............................         (215,000)         (500,000)
   Capital lease ...........................................           (7,164)          (15,519)
   Common stock issued for cash ............................          435,000         1,536,662
                                                                  -----------       -----------

Net cash provided by (used in) financing activities ........          212,836         1,521,143
                                                                  -----------       -----------

Cash flows from investing activities:
   Equipment ...............................................           (2,996)                -
                                                                  -----------       -----------

Net cash provided by (used in) investing activities ........           (2,996)                -
                                                                  -----------       -----------
Net increase (decrease) in cash ............................         (958,294)          946,551

Cash, beginning of period ..................................        1,019,259            72,708
                                                                  -----------       -----------

Cash, end of period ........................................      $    60,965       $ 1,019,259
                                                                  ===========       ===========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

   Stock issued for services ...............................      $   400,500       $    20,700
                                                                  ===========       ===========

   Stock issued for future services ........................      $         -       $   568,750
                                                                  ===========       ===========

   Penalty Stock and Warrants issued .......................      $   434,624       $    67,500
                                                                  ===========       ===========

   Stock options issued for compensation ...................      $   258,413       $         -
                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:

   Payments of interest ....................................      $         -       $     1,392
                                                                  ===========       ===========

   Income taxes ............................................      $         -       $    16,481
                                                                  ===========       ===========

            The accompanying notes are an integral part of these financial statements

                                               F-6

                       STARMED GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

      During fiscal 2005 the Company's management made a strategic decision and redirected its efforts to the development and establishment of a network of StarMed Wellness Centers. During the year ended December 31, 2006, the Company closed all of its Wellness Centers.

      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
      ------------------------------------------------

      In connection with the preparation of audit of the December 31, 2005 audit of the Company's consolidated financial statements and letters of comment received from the Securities Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements. As a result, we determined to restate our consolidated financial statements for the years ended December 31, 2005.

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

      These restated consolidated financial statements include adjustments related to the following:

      Common Stock issued for Cancellation of Contract in Exchange for Accounts
Payable: During the year ended December 31, 2004, the Company issued 10,000 shares of common stock to a vendor in settlement of accounts payable. At the time of the transaction, the shares of common stock were valued at $2.08 per share. Management has since decided that the best fair value on the date of issuance of the shares of common stock was $0.01. In addition the Company will recognize $20,722 Gain on forgiveness of debt during the year ended December 31, 2004. The December 31, 2005, consolidated financial statements, have been restated to reflect these adjustments.

      The above adjustment did not affect previously reported cash balances as of December 31, 2005.

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

      REVENUE RECOGNITION
      -------------------

      The Company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. During 2006 and 2005, the Company had sales of approximately $1,725 and $16,038 and respectively, to customers through the Company's website. These sales allow customers a 30-day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

      USE OF ESTIMATES
      ----------------

      The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      During the years ended December 31, 2006 and 2005, the Company disposed of expired inventory totaling $13,120 and $14,070, respectively.

      EQUIPMENT AND FURNITURE
      -----------------------

      Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years. The Company has acquired its computers under a capital lease.

      STOCK BASED COMPENSATION
      ------------------------

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

      The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

      As disclosed in Note 5, the Company issued 1,850,000 stock options to employees of the Company in February and October 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.22 and $0.04. The fair value of the options were measured using the Black Scholes option pricing model. The model used the following assumptions: exercise price of $0.35 and $0.15, weighted average life of options of five years, risk free interest rate of 4.50% and $.65%, and average dividend yield of 0.00%. The Company charged approximately $258,000 to compensation expense during the year ended December 31 2006.

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

      ADVERTISING COSTS
      -----------------

      The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005, the Company incurred advertising expense of $54,753 and $11,136, respectively.

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

      CONCENTRATIONS
      --------------

      During 2006 internet customers accounted for 9% of sales, in 2005, internet customers accounted for 51% of sales and in 2004, a single customer accounted for 97% of sales.

      During 2006 and 2005, products purchased from manufacturers accounted for approximately 100% and 96%, respectively.

      RECLASSIFICATIONS
      -----------------

      Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

      GOING CONCERN AND MANAGEMENT'S PLANS
      ------------------------------------

      The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management is currently in the process of securing additional financing for the Company.

3.    CORPORATE CREDIT CARD
      ---------------------

      The Company has available up to $20,000 on an unsecured corporate credit card. The minimum payment due was $30 as of December 31, 2006. The Company had an outstanding balance of $648 as of December 31, 2006, which is included in accounts payable.

4.    DEBT
      ----

      On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance 82,300 restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. Currently there is no public market for the Company's common stock. The Company's liability associated with the guarantee and option clause of the agreement of $259,245 is included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2005.

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

      CAPITAL LEASE
      -------------

      The Company had a five-year lease on computers. The monthly payment was $1,473 per month. The Company acquired the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a 12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was paid in full at December 31, 2006 and $7,164 at December 31, 2005, respectively.

      The equipment under capital lease is as follows:

                                         DECEMBER 31, 2006     DECEMBER 31, 2005
                                         -----------------     -----------------

      Office furniture and computers ....    $ 68,059              $  65,063
      Less: accumulated depreciation ....     (49,351)               (39,734)
                                             --------              ---------

                                             $ 18,708              $  25,329
                                             ========              =========

      The Company had depreciation expense of $9,617 and $9,296 for the years ending December 31, 2006 and 2005, respectively.

      Capital lease was paid in full as of December 31, 2006.

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

      The fair value of the stock purchase warrants was approximately $67,500 or $0.27 per warrant and was determined using the Black Scholes pricing model. The factors used were the warrant exercise price of $0.25 per share, the 5 year life of the warrants, volatility measure of 135.8%, a dividend rate of 0% and a risk free interest rate of 3.76%. The warrant can be exercised in whole or in part and expires on June 28, 2010. No warrants were exercised as of September 30, 2005. The Company's obligation to the note holder is collateralized by a security interest in all of the Company's assets. A placement fee totaling $40,000 was deducted from the proceeds of the offering. The Company is expensing this fee over the life of the note.

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

5.    CAPITAL STOCK
      -------------

      During the year ended December 31, 2005, the Company issued 2,070,000 common shares for services valued at $20,700.

      The Company issued 1,625,000 shares effective October 5, 2005 for services to be provided over a two-year period. The transaction was accounted for in accordance with Statement of Financial Accounting Standards Board 123R as applied to Accounting for Transactions with Other Than Employees. That pronouncement requires the transactions be valued at the fair value of the equity instrument received. The value on October 5, 2005 was thirty five cents a share for which the excess of thirty four cents per share over the one cent a share par value was accounted for as both a prepaid asset to be amortized over the life of the agreement and a credit to the Paid in Capital. During the year ended December 31, 2006, the Company charged the remaining amount of the prepaid expense to expense.

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

      We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 856,032 shares of our common stock and common stock purchase warrants to purchase an additional 856,117 shares as of August 4, 2006, of which: 856,032 shares and 856,117 warrants were reflected in our consolidated balance sheets and consolidated statement of shareholders' equity during the year ended December 31, 2006. The shares of common stock were valued at $117,880 and the warrants were valued at $317,244. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

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

      2004 EQUITY COMPENSATION PLAN

      In fiscal 2004 the Company established our 2004 Equity Compensation Plan. The original Plan was approved by our board of directors and a majority of our shareholders. The purpose of the Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to Company directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are eligible to participate in the Plan. The plan is funded with 4,050,000 shares of Company common stock (including an increase of 3,000,000 shares authorized by the board of directors and a majority of our shareholders in February 2006). In February and October, 2006, our Board of Directors granted Company employees options to purchase 1,850,000 common shares at an exercise price of $0.35 and $0.15. In addition, of the 2,070,000 shares issued for Services in 2005, 400,000 shares in stock awards have been issued under the Plan, and 2,650,000 shares remained available for issuance.

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

6.    INCOME TAXES
      ------------

      Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                         DECEMBER 31, 2006     DECEMBER 31, 2005
                                         -----------------     -----------------

      Federal statutory tax .............     (34.00%)              (34.00%)
      State taxes, net of federal tax ...      (5.83%)               (5.83%)
      Valuation allowance ...............      39.83%                39.83%
                                              -------               -------

      Effective income tax rate .........          -                     -
                                              =======               =======

      The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

      The Company had available unused federal and state operating loss carry-forwards of approximately $4,238,000 and $1,490,000 at December 31, 2006 and 2005 respectively that may be applied against future taxable income.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2005 the Company has determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

      The (provision) benefit for income taxes consists of the following as of December 31:

                                                  2006            2005
                                              -----------     -----------
      Current:

        Federal ..........................      $       -       $       -
        State ............................         (1,600)           (900)
                                              -----------     -----------

                                                   (1,600)           (900)

      Deferred:

        Federal ..........................        935,000          34,000
        State ............................        160,000           5,000
                                              -----------     -----------

      Total (provision) benefit before
        valuation allowance ..............      1,095,000          38,100

      Change in valuation allowance ......     (1,093,400)        (39,000)
                                              -----------     -----------

      Total provision ....................    $     (,600)    $      (900)
                                              ===========     ===========

      The components of the net deferred income tax asset are as follows as of December 31:

                                                  2006            2005
                                              -----------     -----------

      Deferred income tax assets:
        Net operating loss carry forward .    $ 1,688,000     $   593,000
                                              -----------     -----------

                                                1,688,000         593,000
                                              -----------     -----------

      Deferred income tax asset, net
        before valuation allowance .......      1,688,000         593,000
      Less: valuation allowance ..........     (1,688,000)       (593,000)
                                              -----------     -----------
      Deferred income tax asset, net
                                              $         -     $         -
                                              ===========     ===========

7.    OFFICE LEASE
      ------------

      The Company entered into a twelve month lease for office space commencing November 1, 2003 that expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. Rent expenses incurred for the years ended December 31, 2006, 2005 and 2004 were $67,879, $68,211 and $59,417, respectively. Future minimum rental payments under the office lease are $69,943.

8.    RELATED PARTY TRANSACTIONS
      --------------------------

      The Company owes two shareholders a total of $44,858 and $54,580 in expense reimbursements as of December 31, 2006 and 2005 respectively. These amounts are reflected in accrued expenses, related party.

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

10.   SUBSEQUENT EVENTS
      -----------------

      In January through April 2007, the Company issued 9,120,600 shares of common stock for repayment of debt and performance of services.