Form 10QSB
period 2007-03-31
STARMED GROUP INC
filed 2007-05-14
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000--33153

STARMED GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52--2220728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2029 Century Park East, Suite 1112, Los Angeles, CA 90067
(Address of principal executive offices)

(310) 226--2555
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b--2 of the Exchange Act).  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2007, the registrant had 32,395,056 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

STARMED GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10--QSB
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (un--audited)
	and December 31, 2005	3

	Consolidated Statements of Operations for the three months
	ended March 31, 2007 and March 31, 2006 (un--audited)	5

	Consolidated Statement of Shareholders’ Equity (Deficit) for the
	three months ended March 31, 2007 (un--audited)	6

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 and March 31, 2006 (un--audited)	7

	Notes to Consolidated Financial Statements (un--audited)	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

CAUTIONARY STATEMENT REGARDING FORWARD--LOOKING INFORMATION

       Certain statements in this report contain or may contain forward--looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward--looking statements. These forward--looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward--looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our wellness products, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward--looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward--looking statements. Readers should carefully review this report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward--looking statements, to report events or to report the occurrence of unanticipated events. These forward--looking statements speak only as of the date of this report. You should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

       When used in this report, the terms "StarMed Group," "StarMed," the "Company," " we," "our," and "us" refers to StarMed Group, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:

Cash	$10,876	$60,965
Accounts receivable	45	39
Inventory	8,384	9,226
Prepaid expenses	0	4,933

Total current assets	19,305	75,163

Equipment and furniture:

Office furniture and computers	66,085	68,059
Accumulated depreciation	(51,502)	(49,351)

Total equipment and furniture	14,583	18,708

Deposits	5,816	7,316

Total assets	$39,704	$101,187

See accompanying notes to the consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSLIDATED BALANCE SHEETS
(UNAUDITED (con’t.))

	March 31,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$23,223	$15,544
Accrued expenses	--	44,858
Income tax/Sales tax payable	10,352	10,239

Total current liabilities	33,575	70,641

Total Liabilities	$33,575	$70,641

Shareholders’ equity (deficit):
Preferred stock (par value $0.01) 25,000,000
shares authorized,
no shares issued and outstanding
at March 31, 2007 and
December 31, 2006 respectively	--	--
Common stock (par value $0.01) 100,000,000
shares authorized;
28,823,389 and 23,274,456
shares issued and outstanding at March 31,
2007 and December 31, 2006, respectively	288,233	232,744
Additional paid in capital	3,932,373	3,648,893
Accumulated deficit	(4,214,477)	(3,851,091)

Total shareholders’ equity (deficit)	6,129	30,546

Total liabilities and shareholders’ equity	$39,704	$101,187

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2007	2006

Sales	$2,289	$4,770
Revenues from royalties	--	--

Total revenues	2,289	4,770

Cost of sales	(875)	(1,595)

Gross profit (loss)	1,414	3,175

General, selling and administrative expenses:
Compensation	75,520	709,094
Professional fees	234,750	262,322
Accounting fees	10,635	47,556
Office	9,780	27,901
Rent	21,986	23,869
Insurance	8,348	6,220
Advertising, marketing and promotion	710	16,249
Depreciation	2,361	2,324
Travel	134	3,672
Penalty Shares Expense	--	434,624

Total general, selling and
administrative expenses	364,224	1,099,207

Income (loss) from operations	(362,810)	(1,096,032)

Interest expense	(576)	--
Interest Income	--	7,866
Gain on debt forgiveness of debt	--	44,245
Total other income (expense)	(576)	64,849

Income (loss) before taxes	(363,386))	(1,043,921)

Provision for income tax	--	--

Loss from continuing operations	(363,386)	(1,043,921)

Net income (loss)	$(363,386)	$(1,043,921)

Net income (loss) per share -- basic	$(0.01)	$(0.05)

Net income (loss) per share -- diluted	$(0.01)	$(0.05)
Weighted average number of shares
outstanding -- basic	25,464,278	21,407,036
Weighted average number of shares
outstanding -- diluted	25,464,278	21,407,036

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	PREFERRED STOCK				COMMON STOCK
	NUMBER OF	PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED
	SHARES	($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2006
(un--audited)	--	$--	23,274,456	$ 232,744	$ 3,648,893	$ (3,851,091)	$ 30,546

Common shares issued for
Cash during first Quarter 2007	--	--	--	--	--	--	--

Common shares issued for
Services provided	--	--	1,675,000	16,750	201,000	--	217,750

Common shares issued
as compensation	--	--	50,000	500	6,000	--	6,500

Common shares issued
For payment of debt	--	--	3,823,933	38,239	76,480	--	114,719

Net Loss	--	--	--	--	--	(363,386)	(363,386)

Balance at March 31, 2007
(restated)	--	--	28,823,389	$ 288,233	$ 3,932,373	$ (4,214,477)	$ 6,129

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$ (363,386)	$(1,043,921)

Adjustments to reconcile net income (loss) to
net cash:
Depreciation	2,151	2,324
Shares Issued for Services	217,750	400,500
Shares Issued for Compensation	6,500	--
Shares Issued for repayment of Debt	114,719	--
Stock Options issued as compensation		220,000
Operating assets:
Accounts Receivable	(6)	3,228
Decrease in Inventory	842	707
Prepaid expenses	4,933	75,277
(Decrease) Increase in Deposit	1,500	(5,066)
Increase (decrease) in deferred financing costs	--	5,017
Increase in Accounts Payable	7,677	22,884
Accrued expenses	(44,858)	1,265
Decrease in Income tax payable	115	(45)

Net Cash Used by Operating Activities	(52,063)	(317,830)

Cash flows from financing activities:
Capital lease payments	--	(4,255)
Repayment of Note payable	--	(259,245)
Cash received from issuance of common stock		435,000

Net cash provided (used) by financing activities	0	171,500

Cash flows from investing activities:
Equipment	1,975	--

Net cash provided (used) by investing activities	1,975	--
Net increase (decrease) in cash	(50,088)	0

Cash, beginning of period	60,964	1,019,259

Cash, end of period	$10,876	$872,929

Supplemental information on non--cash and financing
activities
Stock issued for compensation, services and Debt.	$338,969	$400,500
Stock options issued for compensation	$--	$220,000
Supplemental cash flow information
Cash paid for interest	$576	$--
Cash paid for income taxes	$--	$--

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

________________________________________________________________________________

1.  HISTORY AND ORGANIZATION OF THE COMPANY

OUR HISTORY

We were incorporated in Nevada on August 13, 1981, under the name Port Star Industries, Inc. We were organized to succeed to the properties, rights and obligations of Port Star Industries, Inc., a publicly--held North Carolina corporation formed on November 3, 1961 under the name of Riverside Homes, Inc. ("Port Star North Carolina").

At the time of our formation, Port Star North Carolina had no assets, liabilities or operations. In order to change the domicile of Port Star North Carolina to Nevada:

  Port Star North Carolina caused our formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder’s share ownership of Port Star North Carolina.

At the time of the reincorporation, Herman Rappaport, our founder, president and chief executive officer was the principal stockholder of Port Star North Carolina. Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

We remained inactive until March 20, 1984, when our stockholders voted to acquire Energy Dynamics, Inc., and changed our name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non--performance by Energy Dynamics. At this time, we changed our name to Heathercliff Group Inc. and from 1984 to 1985, engaged in real estate development. Real estate operations ceased in 1985, and, in 1985, Nevada revoked our charter for failing to file required reports.

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

CONSULTING AGREEMENT WITH PARADIGM MEDIA VENTURES, INC.

On September 8, 2005, we entered into a two--year consulting agreement with Paradigm Media Ventures, Inc. Under the agreement, Paradigm had agreed to provide such business consulting services to us as we may reasonably request, including developing a business plan, developing a strategy for attracting bridge funding, potential lenders and investors in general, and identifying merger and acquisitions candidates, joint venture candidates and corporate partners. As consideration for its services, we have paid Paradigm a consulting fee of $49,000 and have issued Paradigm 1,625,000 shares of our common stock. We also agreed to include the shares we issued to Paradigm in the registration statement filed with the SEC. Under the terms of the agreement Paradigm agreed that it will not sell more than 406,250 of such shares per quarter. The shares issuable to Paradigm are also being subject to a voting proxy in favor of Herman Rappaport.

Historically, the Company’s operations were devoted to formulating and marketing a line of proprietary over--the--counter vitamins, minerals and other supplements under the StarMed and SierraMed brand names. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company’s 2004 revenues resulted in a significant reduction in the Company’s product sales. Therefore, during fiscal 2005 the Company’s management made a strategic decision to redirect its efforts to the development and establishment of a network of StarMed Wellness Centers that would offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness". From late 2005 until August 2006, the Company opened three wellness centers and entered into a joint venture agreement to operate a hyperbaric chamber. In August 2006, however, the Company made a decision to close down two of the wellness centers. In February 2007, we closed the third and final wellness center in Buena Park. The Company is actively considering strategic alternatives that may be available to it with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

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

NOTES TO FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

The financial information included herein is un--audited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include certain footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company’s Annual Report on Form 10--KSB/A, filed in April 2007, for the year ended December 31, 2006.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly--owned subsidiaries. All significant inter--company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company has adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and accordingly recognizes revenue upon shipment of the product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Our sales of products allow customers a 30--day money back guarantee, less shipping costs, for unused products. The Company has adopted SFAS 48 "Revenue Recognition When Right of Return Exists" for the website sales and records revenue net of a provision for estimated product returns.

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

INVENTORY

The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first--in, first--out basis or based on fair market value, if it should be lower.

EQUIPMENT AND FURNITURE

Equipment and furniture is stated at cost and depreciated using the straight--line method over the estimated useful life of the assets, which is seven years. The Company has acquired its computers under a capital lease which has been paid in full.

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

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share--Based Payment. Prior to January 1, 2006, the Company accounted for share--based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share--based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share--based payments granted subsequent to January 1, 2006, based on the grant--date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti--dilutive effect on earnings.

RECLASSIFICATIONS

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

3.  CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $65 as of March 31, 2007, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

4.  DEBT

On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of $467,255 including accrued interest through July 23, 2003, in exchange for the issuance of 82,300 restricted shares of common stock. The agreement included a guarantee and option whereby the Company guaranteed a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment. At that time, there was no public market for the Company’s common stock.

The Company adopted the accounting provisions of EITF 00--19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock". Based on this pronouncement, in 2005 the Company reduced the $288,050 liability included in accrued expenses to $259,245 which resulted in a gain of $28,805. This gain resulted from the reduction in the guarantee obligation based on the stock price changing from 1 to 35 cents at December 31, 2005.

On February 7, 2006, the Company entered into a settlement agreement with the creditor pursuant to which the 2003 agreement was rescinded and cancelled. The Company paid the creditor $215,000, and the indebtedness was cancelled. The remaining balance of notes payable was included in Gain on forgiveness of debt of $44,245.

CAPITAL STOCK

During the year ended December 31, 2005, the Company issued 2,070,000 common shares for services valued at $20,700.

The Company issued 1,625,000 shares effective October 5, 2005 for services to be provided over a two--year period. The transaction was accounted for in accordance with Statement of Financial Accounting Standards Board 123R as applied to Accounting for Transactions with Other Than Employees. That pronouncement requires the transactions be valued at the fair value of the equity instrument received. The value on October 5, 2005 was thirty five cents a share for which the excess of thirty four cents per share over the one cent a share par value was accounted for as both a prepaid asset to be amortized over the life of the agreement and a credit to the Paid in Capital. During the year ended December 31, 2006, the Company charged the remaining amount of the prepaid expense to expense.

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

We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 856,032 shares of our common stock and common stock purchase warrants to purchase an additional 856,117 shares as of August 4, 2006, of which: 856,032 shares and 856,117 warrants were reflected in our consolidated balance sheets and consolidated statement of shareholders’ equity during the year ended December 31, 2006. The shares of common stock were valued at $117,880 and the warrants were valued at $317,244. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

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

For one year following the date of issuance, the Company is obligated to issue additional shares of Company common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one--year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted--average" anti--dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions. The warrants also contain customary anti--dilution adjustments in the event of stock splits, reorganizations and similar corporate events.

Joseph Stevens & Company, Inc. acted as placement agent for us in the offering. As compensation for their services we paid Joseph Stevens & Company, Inc. commissions equal to 10% of the gross proceeds of the offering ($236,500) and a non--accountable expense allowance equal to 3% of the gross proceeds ($70,815), and issued Joseph Stevens & Company, Inc. or its designees an aggregate of 2,225,000 shares of our common stock. (The shares of common stock were valued at $400,500.)

2004 EQUITY COMPENSATION PLAN

In fiscal 2005 we established our 2005 Equity Compensation Plan. The purpose of the Plan is to enable us to attract and retain top--quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder returns. The Plan provides for the grant to our directors, officers, employees and consultants of stock based awards and options to purchase shares of our common stock. All of our executive officers, directors and employees are eligible to participate in the Plan. We have funded the Plan with 4,050,000 shares of our common stock (including an increase of 3,000,000 shares authorized by our board of directors and Mr. Rappaport as the holder of a majority of our issued and outstanding common stock in February 2007). At December 31, 2006 we have issued options to Herman Rappaport of 850,000 at $0.15 on October 10, 2006 and Martha Snook, 50,000 at $0.15 on October 10, 2006. We have issued 420,000 shares in stock awards under the Plan, and 2,730,000 shares remain available for issuance under the Plan.

The Plan is administered by our Board of Directors, which may delegate its duties in whole or in part to any subcommittee solely consisting of at least two individuals who are non--employee directors within the meaning of Rule 16b--3 under the Securities Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "IRS Code"). The Board has the authority to interpret our stock incentive plan, to establish, amend and rescind any rules and regulations relating to our Plan and to make any other determinations that it deems necessary or desirable for the administration of our Plan. Any decision of the Board or a compensation committee of the Board in the interpretation and administration of our Plan lies within its sole and absolute discretion. It is final, conclusive and binding on all parties concerned, including participants in our Plan and their beneficiaries or successors.

Stock options granted under our Plan may be non--qualified or incentive stock options for federal income tax purposes. The Board will set option exercise prices and terms and will determine the time at which stock options will be exercisable. However, the term of a stock option may not exceed 10 years.

The Board may also grant options that are intended to be incentive stock options, which comply with Section 422 of the IRS Code. Fair market value is defined as the closing price of the shares as reported on the grant date as quoted on the OTC Bulletin Board. The Board also has the authority to grant stock--based awards, which may consist of awards of common stock, restricted stock and awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. Stock--based awards may be granted on a stand--alone basis or in addition to any other awards granted under our Plan. The Board determines the form of stock--based awards and the conditions on which they may be dependent. The conditions may include the right to receive one or more shares of common stock or the equivalent value in cash upon the completion of a specified period of service or the occurrence of an event or the attainment of performance objectives. The Board also determines the participants to whom stock--based awards may be made, the timing of those awards, the number of shares to be awarded, whether those other stock--based awards will be settled in cash, stock or a combination of cash and stock and all other terms of those awards.

Stock options and restricted stock awards are not transferable or assignable, except for estate planning purposes. In the event of any stock dividend or split, reorganization, recapitalization, merger, consolidation, spin--off, combination or exchange of stock or other corporate exchange or any distribution to stockholders other than regular cash dividends, the Board may, in its sole discretion, make a substitution or adjustment to the number or kind of stock issued or reserved for issuance under our Plan under outstanding awards and the term, including option price, of those awards.

Except as otherwise provided in a stock award agreement, in the event of our change in control or a change of control of our company, the Board may, in its sole discretion, accelerate a stock award, cause us to make a cash payment in exchange for a stock award or require the issuance of a substitute stock award.

6.  INCOME TAXES

The Company had available unused federal and state operating loss carry--forwards of approximately $1,490,000 at December 31, 2005 that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2005 the Company has determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

7.  RELATED PARTY TRANSACTIONS

The Company owed two officers/directors a total of $44,718 in accrued compensation as of December 31, 2006. These amounts were paid out in stock at a rate of $.03 per share during the first quarter 2007.

8.  COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into a twelve month lease for office space commencing November 1, 2003 and expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. The current monthly rent is approximately $5,828.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF THE COMPANY’S BUSINESS

StarMed Group, Inc. has refocused its business model to the marketing of a line of over--the--counter vitamins, minerals and other supplements under the StarMed and Sierra Medicinals brand names.

Historically our operations were devoted to formulating and marketing a line of over--the--counter, alternative medicinal products. Our natural medicinal products are intended to address the effects of various conditions, including arthritis, aging eyesight, obesity and irritable bowel syndrome. We also market a proprietary starch blocker designed for weight loss and maintenance. We currently market our medicinal products directly to consumers over the internet.

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

We have ceased the business model for the wellness centers. Our ability to continue operations will depend on our ability to raise additional capital during the second quarter of 2007. If we are unable to raise additional capital during that timeframe, we may have to cease operations. We are also actively considering strategic alternatives that may become available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the un--audited consolidated financial statements included elsewhere in this quarterly report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company’s operating results and financial condition.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share--Based Payment. Prior to January 1, 2006, we accounted for share--based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized during the three months and nine months ended September 30, 2006 includes: a) compensation cost for all share--based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share--based payments granted subsequent to January 1, 2006, based on the grant--date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Non--monetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Non--monetary Transactions" is based on the principle that exchanges of non--monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non--monetary assets that do not have commercial substance. A non--monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for non--monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

In April 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS154). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

RESULTS OF OPERATIONS

Total Net Revenues

Total revenues for the three months ended March 31, 2007 were $2,289 as compared to $4,770 during the same period in 2006, a decrease of $2,481 or approximately 48%.

Revenues from the sale of products decreased to $2,054 during the three months ended March 31, 2007 compared to $4,770 during the same period in 2006. We are not currently expending a substantial amount of our funds into advertising, marketing and promoting our products. We are discontinuing our plans to open wellness centers.

Revenues from royalty payments were $0 during the three months ended March 31, 2007 compared to $0 during the same period in 2006. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. L. Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products.

We generated sales of $235 during the three months ended March 31, 2007 from services provided at our wellness center in Buena Park. We closed that center in February 2007.

We earned interest income of $0 and $7,866 during the three months ended March 31, 2007 and 2006. The interest income in 2006 reflected the cash balance resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $364,224 during the three months ended March 31, 2007 compared to $1,099,207 during the three months ended March 31, 2006, a decrease of $734,983, or approximately 302%. We attribute the decrease primarily to: (a) a decrease of $633,574, in compensation expenses as a result of: (i) a one--time stock compensation expense of $400,500 in 2006 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the decrease of personnel to staff and develop our wellness centers and the decrease of staff in our corporate office; (b) an decrease of $27,572, or approximately 11%, in professional fees, and an decrease of $36,921, or 77%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion in the first quarter 2006; a decrease of $20,002, or 39%, in rent and office expenses, primarily as a result of the close of the wellness centers; (d) an increase of $2,128, or 34%, in insurance expense which reflects an increase in health and general liability insurance premiums and the renewal of a directors and officers insurance policy; (e) a decrease of $15,539, or approximately 96%, in advertising, marketing and promotional expenses which was used in 2006 to market our wellness centers; and (f) an increase of $ 3,538, or approximately 96%, in travel and entertainment expenses, primarily in connection with our business development and expansion efforts.

During the third quarter of 2006, we took significant steps to control and reduce our general, selling and administrative expenses. By closing down two wellness centers in August 2006, we reduced expenses relating to rent, supplies, marketing, and labor. We are also reduced our corporate overhead expenses by transitioning full--time employees to part--time since December 2006 and not replacing departing staff. On the other hand, as we continue our capital raising efforts, we expect an increase in professional fees to our financial advisors, outside counsel and accountants.

Total Other Income (Expense)

We reported total other expense of $576 for the three months ended March 31, 2007 compared to total other expense of $0 during same period in 2006. The increase in total other expense is primarily attributable to interest expense incurred through the financing of insurance and they hyperbaric chamber.

We had other income of $0 compared to $64,849 during the three month period ending March 31, 2006 and 2007, respectively. The decrease was a result of the loss of interest income from the use of cash to fund operations during 2006 and a gain of $44,245 from forgiveness of debt during the first quarter of 2006.

We reported a net loss of $363,386 for the three months ended March 31, 2007 compared to $1,043,921 for the same period in 2006. The net loss was primarily attributable to no corresponding increases in revenue. We anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our revised business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2007, we had cash on hand of $10,965 as compared to cash on hand of $60,965 at December 31, 2006. At March 31, 2007 our working capital was $19,305 as compared to working capital of $75,163 at December 31, 2006.

Net cash used in operating activities during the three months ended March 31 2007 was $52,063 as compared to $317,830 during the same period in 2006, a decrease of $265,767, or 610%. We attribute the decrease primarily to our increased expenses, a one--time settlement paid to Citadel Management Group, Inc., and a charge to prepaid expense of $75,277, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006. At December 31, 2006, our auditors recommended the write off of the balance of the amortized consulting services since services were no longer being utilized.

Net cash used in financing activities during the three months ended March 31, 2007 was $0 compared to the net cash provided by financing activities of $171,500 during the same period in 2006. The change reflects proceeds received from our capital raising transactions in January 2006.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

Our total net revenues declined to $2,289 in the first quarter of 2007 as compared to $4770 for the same period in 2006. As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2007 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

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

  Expand into new areas;
  Establish and enhance our name recognition;
  Continue to expand our products to meet the changing requirements of our customers;
  Provide superior customer service;
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

Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because we do not know if our revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long--term or short--term indebtedness or the issuance of our equity securities in private or public transactions. The actual amount of our future capital requirements, however, depends on a number of factors, including our ability to grow our revenues and manage our business.

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

OUR FUTURE PROFITABILITY WILL DEPEND UPON THE SUCCESS OF OUR EXISTING AND FUTURE STARMED WELLNESS PRODUCTS, BUT THERE HAVE BEEN NO MARKET STUDIES OR OTHER DETERMINATIONS AS TO THE EFFICACY OF OR CONSUMER DEMAND FOR OUR PRODUCTS.

We have performed no market studies to determine the demand for our proposed Wellness products and there is no assurance that the concept will be well received by the public or that demand for Wellness products, they can sustain our operations. Lack of demand could cause operating StarMed Wellness Group, Inc. to cease operations.

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

Some of the states in which we may do business have prohibitions on physician self--referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we will enter into agreements with the existing medical centers. We may, under the terms of those agreements, provide products to affiliated clinics in exchange for compensation. Although we will use our best efforts to attempt to structure our relationships with the medical centers in a manner that we believe will keep us from violating these laws, or in a manner that we believe does not trigger the law, state regulatory authorities or other parties could assert that our agreements with the medical centers violate these laws. Any such conclusion could subject us to significant financial penalties which would reduce the amount of working capital available to for our ongoing operations. We may also be required to abandon our current business model which could result in our inability to continue as a going concern.

REGULATORY AUTHORITIES COULD ASSERT THAT OUR RELATIONSHIPS WITH THE MEDICAL CENTERS FAIL TO COMPLY WITH THE ANTI--KICKBACK LAWS. IF SUCH A CLAIM WERE SUCCESSFULLY ASSERTED, WE COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR TERMINATE THE APPLICABLE CONTRACTUAL ARRANGEMENTS. IF WE WERE SUBJECT TO PENALTIES OR ARE UNABLE TO SUCCESSFULLY RESTRUCTURE THE RELATIONSHIPS TO COMPLY WITH THE ANTI--KICKBACK STATUTE IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business model contemplates that we may receive fees under the agreements with the medical centers. While we do not anticipate that we will ever be in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs, we could become subject to compliance with the anti--kickback provisions of the Social Security Act (the "Anti--Kickback Statute") which prohibits anyone from knowingly and willfully soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs or offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs. Because the provisions of the Anti--Kickback Statute are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that, as a result of our relationships with the medical centers, we will be subject, directly and indirectly, to the Anti--Kickback Statute. Any such finding would make our current business model unfeasible and we could be forced to cease all of our operations.

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

The laws of many states prohibit physicians from splitting fees with non--physicians. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The relationships we may have with a medical center may raise issues in some states with fee--splitting prohibitions. Although we will attempt to structure our agreements with the medical centers in a manner that keeps us from violating prohibitions on fee--splitting, state regulatory authorities or other parties may assert that the terms of the agreement constitute fee--splitting, which could make the management agreements with the medical centers unenforceable. In addition, if such a claim were successfully asserted, we could be subject to civil or criminal penalties, and could be required to restructure or terminate the applicable contractual arrangements. In such an event, our ability to generate revenues and continue as a going concern could be in jeopardy.

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

  delay or prevent a change in the control;
  impede a merger, consolidation, takeover, or other transaction involving our company; or
  discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

WE ARE DEPENDENT ON A THIRD--PARTY SUPPLIER FOR ONE OF OUR MEDICINAL PRODUCTS AND IF WE ARE REQUIRED TO FIND ALTERNATIVE MANUFACTURERS FOR OUR OTHER PRODUCTS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

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

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Herman Rappaport, our CEO, as well as other members of our management. While we are a party to an employment agreement with Mr. Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace Mr. Rappaport’s services on a timely fashion, if at al. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

THE EXERCISE OF OUR OUTSTANDING WARRANTS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 31, 2006 we had outstanding common stock purchase warrants to purchase a total of 10,548,075 shares of our common stock at prices ranging between $0.25 to $1.00 per share. The exercise of these warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

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

Recent Federal legislation, including the Sarbanes--Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti--takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti--takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

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

In connection with the sale of 10% senior secured convertible promissory notes in June 2005 we issued five year common stock purchase warrants to purchase an aggregate of 250,000 shares of our common stock which initially had an exercise price of $0.40 per share. These warrants contain a provision which requires an adjustment to the exercise price in the event we issue shares of our common stock or securities convertible into common stock at a price less than the prevailing exercise price. As a result of the subsequent unit offering of our securities, the exercise price of these warrants has been reduced to $0.25 per share. Additionally, under the terms of our unit offering of securities in December 2005 and January 2006 in which we issued an aggregate of 9,442,000 shares of our common stock and five year common stock purchase warrants for an additional 9,442,000 shares of common stock with an exercise price of $1.00 per share, we agreed that for one year following the date of issuance we will issue additional shares of our common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one--year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted--average" anti--dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions. These terms could require us to issue a significant, but presently undeterminable, number of additional shares of our common stock if we issue additional securities below an effective price of $0.25 per share. Any additional issuances will be dilutive to our shareholders.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB. HOWEVER, TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g--9 under the Securities Exchange Act of 1934 (the "Securities Exchange Act"). Under this rule, broker/dealers who recommend low--priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ASSUMING AN ESTABLISHED MARKET FOR OUR SECURITIES DEVELOPS, IT MAY BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A LIMITED OPERATING HISTORY AND LACK OF REVENUES AND PROFITS, THIS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. WE MAY HAVE ONLY A SMALL AND THINLY TRADED PUBLIC FLOAT.

The market for our common stock is highly sporadic. Assuming an established market for our securities develops, that market may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price may be attributable to a number of factors. First, we may have relatively few common shares outstanding in the "public float" as compared to our overall capitalization. In addition, there is currently only a limited market for our securities, and if an established market develops, the common stock may be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our securities are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk--adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our securities: actual or anticipated variations in our quarterly or annual operating results;

  acceptance of our products; announcements of changes in our operations, distribution or development programs;
  our capital commitments; and
  additions or departures of our key personnel.

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

Further, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

SHARES AVAILABLE FOR FUTURE ISSUANCE COULD CAUSE THE MARKET PRICE OF OUR SHARES TO FALL.

As of December 31, 2006 we had common stock purchase warrants to purchase a total of 10,548,075 shares of our common stock outstanding at $1.00 per share and 250,000 shares at $0.25 per share. In addition, we have reserved 4,050,000 shares of our common stock reserved for future issuance under our 2004 Equity Compensation Plan. At December 31, 2006, 420,000 shares have been issued. The exercise of these warrants and the possible future issuance of these additional shares may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

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

Our management, including the Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision--making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Stock Option Grant to Herman Rappaport

On October 26, 2006, the Board of Directors granted to Herman Rappaport a non--qualified option to purchase 850,000 shares of our common stock. The stock option has an exercise price of $0.15 per share, is fully vested as of the date of grant, and has a term of 10 years. In addition, Martha Snook, consultant to StarMed Group, was granted an option for 50,000 shares at an exercise price of $0.15 per share expiring on October 26, 2012.

ITEM 6.	EXHIBITS

10.1	Stock Option Agreement, dated October 26, 2006, between Herman Rappaport and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes--Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes--Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes--Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes--Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

STARMED GROUP, INC.

By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer and
Acting Chief Financial Officer