Form 10-Q
period 2007-06-30
STARMED GROUP INC
filed 2007-08-13
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 18, 2007, the registrant had 32,395,056 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

STARMED GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (unaudited)
	and December 31, 2006	2

	Consolidated Statements of Operations for the three months and
	six months ending June 30, 2007 and June 30, 2006 (unaudited)	4

	Consolidated Statement of Shareholders’ Equity (Deficit) for
	the three and six months ending June 30, 2007
	and March 30, 2007(unaudited)	5

	Consolidated Statements of Cash Flows for the six months ending
	June 30, 2007 and June 30, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our wellness products, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report. You should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

       When used in this report, the terms "StarMed Group," "StarMed," the "Company," " we," "our," and "us" refers to StarMed Group, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

Current assets:

Cash	$878	$60,965
Accounts receivable	291	39
Inventory	7,569	9,226
Prepaid expenses	0	4,933

Total current assets	8,738	75,163

Equipment and furniture:

Office furniture and computers	66,085	68,059
Accumulated depreciation	(53,863)	(49,351)

Total equipment and furniture	12,222	18,708

Deposits	5,816	7,316

Total assets	$26,776	$101,187

See accompanying notes to the consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(con’t.)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$46,696	$15,544
Accrued expenses/Compensation	27,692	44,858
Note Payable + accrued interest	33,941	10,239
Income tax/Sales tax payable	246	-

Total current liabilities	108,576	70,641

Total Liabilities	$108,576	$70,641

Shareholders’ equity (deficit):
Preferred stock (par value $0.01) 25,000,000
shares authorized,
no shares issued and outstanding
at June 30, 2007 and
December 31, 2006 respectively	-	-
Common stock (par value $0.01) 100,000,000
shares authorized;
32,395,056 and 23,274,456
shares issued and outstanding at June 30,
2007 and December 31, 2006, respectively	323,950	232,744
Additional paid in capital	3,968,090	3,648,893
Accumulated deficit	(4,373,839)	(3,851,091)

Total shareholders’ equity (deficit)	(81,799)	30,546

Total liabilities and shareholders’ equity	$26,776	$101,187

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDING JUNE 30,		ENDING JUNE 30,

	2007	2006	2007	2006

Sales	$4,326	$7,173	$6,615	$11,943
Revenues from royalties	-	3,189	-	3,189

Total revenues	4,326	10,362	6,615	15,132

Cost of sales	(1,604)	(1,067)	2,478	2,662

Gross profit (loss)	2,723	9,295	4,137	12,470

General, selling and administrative expenses:
Compensation	45,574	154,500	121,095	863,594
Professional fees	59,533	129,543	294,283	391,865
Accounting fees	1,525	16 638	12,160	64,194
Office	7,412	20,724	17,191	48,625
Rent	23,938	35,224	45,924	59,093
Insurance	19,957	15,339	28,305	21,559
Advertising, marketing and promotion	670	17,597	1,380	33,846
Depreciation	2,361	2,431	4,722	4,755
Travel	71	5,821	205	9,493
Penalty Shares Expense	-	-	-	-

Total general, selling and
administrative expenses	161,041	397,817	525,266	1,497,024

Income (loss) from operations	(158,319)	(388,522)	(521,129)	(1,484,554)

Interest expense	(1,043)	860	(1,618)	860
Interest Income	-	5,449		13,315
Gain on debt forgiveness of debt	-	-		44,245
Common stock and warrants expense	-	(317,880)		(317,880)
Total other income (expense)	(1,043)	(311,571)	(1,618)	(259,460)

Income (loss) before taxes	(159,362)	(700,093)	(522,748)	(1,744,014)

Provision for income tax	-	-	-	-

Loss from continuing operations	(159,362)	(700,093)	(522,748)	(1,744,014)

Net income (loss) .	$(159,362)	$(700,093)	$(522,748)	$(1,744,014)

Net income (loss) per share - basic	$(0.00)	$(0.03)	$(0.02)	$(0.08)

Net income (loss) per share - diluted	$(0.00)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of shares
outstanding - basic	31,463,297	22,418,424	32,096,778	21,407,036

Weighted average number of shares
outstanding - diluted	31,463,297	22,418,424	32,096,778	21,407,036

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK				COMMON STOCK
NUMBER OF	PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED
SHARES	($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	-	$-	23,274,456	$232,744	$3,648,893	$(3,851,091)	$30,546

Common shares issued for
Cash during first Quarter 2007	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	1,675,000	16,750	201,000	-	217,750

Common shares issued
as compensation	-	-	50,000	500	6,000	-	6,500

Common shares issued
For payment of debt	-	-	3,823,933	38,239	76,480	-	114,719

Net Loss	-	-	-	-	-	(363,386)	(363,386)
Balance at March 31, 2007
(unaudited)	-	-	28,823,389	$288,233	$3,932,373	$(4,214,477)	$6,129

Common shares issued for
Cash during Second Quarter 2007	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	3,171,667	31,717	31,717	-	63,434

Common shares issued
as compensation	-	-	400,000	4,000	4,000	-	8,000

Common shares issued
For payment of debt.	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	(159,362)	(159,362)

Balance at June 30, 2007	-	-	32,395,056	$323,950	$3,968,090	$(4,373,839)	$81,799

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		June 30,	June 30,
		2007	2006

Cash flows from operating activities:
Net income (loss) .	$	(522,748)	$(1,744,014)

Adjustments to reconcile net income (loss) to
net cash:
Depreciation		4,512	4,755
Capital Stock		55,489	22,250
Paid In Capital		319,198	598,250
Shares Issued for Services		31,717	-
Shares Issued for Compensation		4,000	-
Common Stock and Warrants to be Issued		-	317,880
Operating assets:
Accounts Receivable		(252)	2,097
Decrease in Inventory		1,657	(2,607)
Prepaid expenses		4,933	148,798
(Decrease) Increase in Deposit		1,500	(6,616)
Increase (decrease) in deferred financing costs		-	-
Increase in Accounts Payable		22,032	18,660
Accrued expenses		(17,165)	1,016
Income tax payable		(1,072)	165

Net Cash Used by Operating Activities		$(96,199)	$(639,366)

Cash flows from financing activities:
Deferred Financing Costs		-	5,017
Capital lease payments		-	(7,164)
Note payable		33,941	(259,245)
Cash received from issuance of common stock		-	435,000

Net cash provided (used) by financing activities		33,941	173,608

Cash flows from investing activities:
Equipment		1,974	(2,997)
InterCompany		198	-

Net cash provided (used) by investing activities		$2,172	$(2,997)

Net increase (decrease) in cash		(60,086)	(468,755)

Cash, beginning of period		60,964	1,019,259

Cash, end of period		$878	$550,504

Supplemental information on non-cash and financing
activities
Stock issued for compensation, services and Debt		$35,717	$220,000

Stock issued for Cash		$-	$435,000

Stock options issued for compensation		$-	$400,500

Common Stock and Warrants to be issued		$-	$317,880

Supplemental cash flow information

Cash paid for interest		$1,618	$-

Cash paid for income taxes		$-	$-

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

Historically, the Company’s operations were devoted to formulating and marketing a line of proprietary over-the-counter vitamins, minerals and other supplements under the StarMed and Sierra Med brand names. Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company’s 2004 revenues resulted in a significant reduction in the Company’s product sales. Therefore, during fiscal 2005 the Company’s management made a strategic decision to redirect its efforts to the development and establishment of a network of StarMed Wellness Centers that would offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness". From late 2005 until August 2006, the Company opened three wellness centers and entered into a joint venture agreement to operate a hyperbaric chamber. In August 2006, however, the Company made a decision to close down two of the wellness centers. In February 2007, we closed the third and final wellness center in Buena Park. The Company is actively considering strategic alternatives that may be available to it with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

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

The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the development of our Wellness Centers, coupled with severe competition in the marketplace for medicinal products, contributed to a significant decrease in revenues from product sales during 2006. We anticipate that our revised program will offer a recurring market for our medicinal products in the future.

NOTES TO FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

The financial information included herein is unaudited and has not been reviewed by our auditors; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include certain footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A, filed in April 2007, for the year ended December 31, 2006.

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

3.     CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $24 as of June 30, 2007, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

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

As reported in the financial statements of the first quarter 2007, the Company issued stock as payment for accrued salaries to principals. Additional shares were issued as repayment for a loan to the company for $25,000. The Company also issued stock in lieu of compensation and for repayment of services rendered by consultants.

During the second quarter 2007, the company issued shares in lieu of payment for services rendered by the board of directors and consultants and for payment in lieu of compensation.

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

6.     INCOME TAXES

The Company had available unused federal and state operating loss carry-forwards of approximately $1,490,000 at December 31, 2005 that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006, the Company determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF THE COMPANY’S BUSINESS

StarMed Group, Inc. has refocused its business model to the marketing of a line of over-the-counter vitamins, minerals and other supplements under the StarMed and Sierra Medicinals brand names.

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

We are presently negotiating to acquire a company with capital and new management. Members of the Board of Directors have resigned as a condition of such negotiation.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect of this Statement on our financial position or results of operations has been determined to have no impact.

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

RESULTS OF OPERATIONS

Total Net Revenues

Total revenues for the six months ended June 30, 2007 were $6,615 as compared to $15,132 during the same period in 2006, a decrease of $8,517 or approximately 56%.

Revenues from the sale of products were $6,380 during the six months ended June 30, 2007. We are not currently expending a substantial amount of our funds into advertising, marketing and promoting our products. We have discontinued our plans to open wellness centers.

Revenues from royalty payments were $0 during the six months ended June 30, 2007 compared to $3,189 during the same period in 2006. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. The Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products.

We earned interest income of $0 and $13,315 during the six months ended June 31, 2007 and 2006. The interest income in 2006 reflected the cash balance resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $525,266 during the six months ended June 30, 2007 compared to $1,497,024 during the three months ended June 30, 2006, a decrease of $971,758, or approximately 64%. We attribute the decrease primarily to: (a) a decrease of $741,499, in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in 2006 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the decrease of personnel to staff and develop our wellness centers and the decrease of staff in our corporate office; (b) an decrease of $97,582, or approximately 24%, in professional fees, and an decrease of $52,034, or 81%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion in the first quarter 2006; a decrease of $44,603, or 41%, in rent and office expenses, primarily as a result of the close of the wellness centers; (d) an increase of $6,706, or 31%, in insurance expense which reflects an increase in health and general liability insurance premiums and the renewal of a directors and officers insurance policy; (e) a decrease of $32,466, or approximately 95%, in advertising, marketing and promotional expenses which was used in 2006 to market our wellness centers; and (f) a decrease of $ 9,288, or approximately 98%, in travel and entertainment expenses due primarily to the minimal business development and expansion efforts of from the close of the wellness centers.

During the third quarter of 2006, we took significant steps to control and reduce our general, selling and administrative expenses. By closing down two wellness centers in August 2006, we reduced expenses relating to rent, supplies, marketing, and labor. We are also reduced our corporate overhead expenses by transitioning full-time employees to part-time since December 2006 and not replacing departing staff. On the other hand, as we continue our capital raising efforts, we expect an increase in professional fees to our financial advisors, outside counsel and accountants.

Total Other Income (Expense)

We reported total other expense of $1,618 for the six months ended June 30, 2007 compared to total other expense of $259,460 during same period in 2006. The decrease in total other expense is primarily attributable to Common stock and Warrants expense issued during the first quarter 2006.

We reported a net loss of $522,748 for the six months ended June 30, 2007 compared to $1,744,014 for the same period in 2006. The decrease in net loss was primarily attributable to the significant expenses in 2006 and no corresponding increases in revenue. We anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our revised business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2007, we had cash on hand of $878 as compared to cash on hand of $60,965 at December 31, 2006. At June 30, 2007 our working capital was $8,738 as compared to working capital of $75,163 at December 31, 2006.

Net cash used in operating activities during the six months ended June 30, 2007 was $96,199 as compared to $639,366 during the same period in 2006, a decrease of $543,167, or 84%. We attribute the decrease primarily a charge to prepaid expenses of $143,865, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006. At December 31, 2006, our auditors recommended the write off of the balance of the amortized consulting services since services were no longer being utilized. In addition, we had a decrease of 279,052 in paid in capital as a result of the stock offering in 2006.

Net cash used in financing activities during the six months ended June 30, 2007 was $33,941 compared to the net cash provided by financing activities of $173,608 during the same period in 2006. The change reflects proceeds received from our capital raising transactions in January 2006.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

Our total net revenues declined to $4,137 in the Second quarter of 2007 as compared to $12,471 for the same period in 2006. As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2007 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

We are presently negotiating to acquire a company with capital and new management. There is no assurance that such efforts will be successful.

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

Our management currently beneficially owns or controls approximately 24.65% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

We are dependent upon one company to supply us with starch blocker material. In the event we are unable to procure starch blocker from this supplier, we may be unable to market our starch blocker product at a cost effective price. Revenues from this product were $1,743 for second quarter 2007. Although we believe that most of the key components required for the production of our other products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, is unable to develop or acquire components in a timely fashion, we may encounter delays in fulfilling our product delivery requirements and in the event we are required to engage one or more new manufacturers, we may experience additional delays that could adversely affect our production yields, revenues and net income.

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

THE EXERCISE OF OUR OUTSTANDING WARRANTS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 31, 2006 we had outstanding common stock purchase warrants to purchase a total of 10,548,075 shares of our common stock at prices ranging between $0.25 and $1.00 per share. The exercise of these warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

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