Form 10QSB
period 2007-09-30
STARMED GROUP INC
filed 2007-11-14
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 1, 2007, the registrant had 34,359,236 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

STARMED GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 (unaudited)
	and December 31, 2006	2

	Consolidated Statements of Operations for the three months and
	nine months ending September 30, 2007 and September 30, 2006 (unaudited)	4

	Consolidated Statement of Shareholders’ Equity (Deficit) for
	the nine months ending September 30, 2007 and December 31, 2006
	(unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ending
	September 30, 2007 and September 30, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

Current assets:

Cash	$19544	$60,965
Accounts receivable	5,681	39
Inventory	1,380	9,226
Prepaid expenses	0	4,933
Investment in New Company	330,000	0
Total current assets	356,605	75,163

Equipment and furniture:

Office furniture and computers	66,085	68,059
Accumulated depreciation	(56,224)	(49,351)

Total equipment and furniture	9,861	18,708

Deposits	5,816	7,316

Total assets	$372,282	$101,187

See accompanying notes to the consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(con’t.)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$27,301	$15,544
Accrued expenses/Compensation	66,058	44,858
Note Payable + accrued interest	48,000	10,239
Income tax/Sales tax payable	9,409	-

Total current liabilities	150,768	70,641

Total Liabilities	$150,768	$70,641

Shareholders’ equity (deficit):
Preferred stock (par value $0.01) 25,000,000
shares authorized,
no shares issued and outstanding
at September 30, 2007 and
December 31, 2006 respectively		-
Common stock (par value $0.01) 250,000,000
shares authorized;
34,359,236 and 23,274,456
shares issued and outstanding at September 30,
2007 and December 31, 2006, respectively	343,592	232,744
Additional paid in capital	4,283,448	3,648,893
Retained (deficit)	(3,851,091)	(3,851,091)
Current Year (Deficit)	(554,434)
Total shareholders’ equity (deficit)	221,515	30,546

Total liabilities and shareholders’ equity	$372,282	$101,187

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS			FOR THE NINE MONTHS
	ENDING SEPTEMBER 30,			ENDING SEPTEMBER 30,

	2007		2006	2007	2006

Sales	$18,043		$14,296	$24,658	$26,238
Revenues from royalties	-		-		3,189

Total revenues	18,043		14,296	24,658	29,427

Cost of sales	21,176		8,856	23,655	11,518

Gross profit (loss)	(3,133)		5,440	1,003	17,909

General, selling and administrative expenses:
Compensation	40,618		169,276	161,712	1,032,870
Professional fees	-350		101,872	293,933	493,737
Accounting fees		-	14,055	12,160	78,250
Office	7,010		32,280	24,201	80,905
Rent	11,992		24,688	57,916	83,781
Insurance	-7,500		10,479	20,805	32,038
Advertising, marketing and promotion	222		25,879	1,602	59,725
Depreciation	2361		2,431	7,083	7,186
Travel and entertainment	-48		4,415	158	13,908
Penalty Shares Expense	-		-	-	-

Total general, selling and
administrative expenses	54,305		385,375	579,571	1,882,400

Income (loss) from operations	(57,438)		(379,935)	(578,568)	(1,864,491)

Interest expense	(1,247)		99	(2,866)	761
Other Income/Interest Income	27,000		4,934	27,000	18,249
Gain on debt forgiveness of debt	-		-		44,245
Common stock and warrants expense	-		(116,744)	-	(434,624)
Total other income (expense)	25,753		(111,711)	24,134	(371,369)

Income (loss) before taxes	(31,685)		(491,646)	(554,434)	(2,235,860)

Provision for income tax	-		-	-	-

Loss from continuing operations	(31,685)		(491,646)	(554,434)	(2,235,860)

Net income (loss) .	$(31,685)		$(491,646)	$(554,434)	$(2,235,860)

Net income (loss) per share - basic	$(0.01)		$(0.02)	$(0.02)	$(0.10)

Net income (loss) per share - diluted	$(0.01)		$(0.02)	$(0.02)	$(0.10)

Weighted average number of shares
outstanding - basic	(4,961,899)		22,790,612	1720949	21,359,988

Weighted average number of shares
outstanding - diluted	(4,961,899)		22,790,612	1720949	21,359,988

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK				COMMON STOCK
NUMBER OF	PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED
SHARES	($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	-	$-	23,274,456	$232,744	$3,648,893	$(3,851,091)	$30,546

Common shares issued for
Cash through Third Quarter 2007	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	4,846,667	48,467	232,717	-	281,184

Common shares issued
as compensation	-	-	450,000	4,500	10,000	-	14,500

Common shares issued
For payment of debt	-	-	4,323,933	43,239	76,480	-	119,719

Common shares issued
For purchase of asset			33,000,000	330,000			330,000
	-	-

Common shares reversed
At stock split 40:1 (no fractional shares)	-	-	(31,535,820)	(315,358)	315,358		0

Net Loss	-	-	-	-	-	(554,434)	(554,434)

Balance at September 30, 2007	-	-	34,359,236	$343,592	$4,283,448	$(4,405,525)	$221,515

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		September 30,	September 30,
		2007	2006

Cash flows from operating activities:
Net income (loss) .	$	(554,434)	$(2,235,860)

Adjustments to reconcile net income (loss) to
net cash:
Gain on forgiveness of debt		-	(44,245)
Amortization of deferred financing costs		-	5,017
Depreciation		6,873	7,186
Capital Stock		106,208	-
Paid In Capital		634,196	-
Shares Issued for Services		5,000	400,500
Shares Issued for Compensation		-	220,000
Common Stock and Warrants for penalties		-	434,624
Operating assets:
Accounts Receivable		(5,642)	(667)
Increase in Inventory		7,846	4,587
Prepaid expenses		4,933	234,388
(Decrease) Increase in Deposit		1,500	(6,616)
Increase (decrease) in deferred financing costs		-	-
Increase in Accounts Payable		11,753	(15,353)
Accrued expenses		21,200	(150)
Income tax payable		(1,026)	(1,132)

Net Cash Used by Operating Activities		$268,407	$(997,821)

Cash flows from financing activities:
Payments on note payable			(215,000)
Payments on capital lease			(7,164)
Loans from Shareholders		48,000	-
Cash received from issuance of common stock		-	435,000

Net cash provided (used) by financing activities		48,000	212,836

Cash flows from investing activities:
Equipment		1,974	(2,996)
InterCompany		198	-
Investment in New Company		(330,000)	-
Net cash provided (used) by investing activities	$		$(2,996)

Net increase (decrease) in cash		(41,420)	(787,881)

Cash, beginning of period		60,964	1,019,259

Cash, end of period		$19,544	$231,378

Supplemental information on non-cash and financing
activities
Stock issued for compensation, services and Debt		$96206	$400,500

Stock issued for Cash		$-	$-

Stock options issued for compensation		$-	$220,000

Common Stock and Warrants issued		$-	$434,624

Supplemental cash flow information

Cash paid for interest		$2,866	$-

Cash paid for income taxes		$-	$-

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

The diversion of our limited financial and management resources away from product sales and marketing activities, and towards the development of our Wellness Centers, coupled with severe competition in the marketplace for medicinal products, contributed to a significant decrease in revenues from product sales during 2006 and 2007. We anticipate that our revised program will offer a recurring market for our medicinal products in the future.

NOTES TO FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

The financial information included herein is unaudited and has not been reviewed by our auditors; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 and nine months ending September 30, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

3.     CORPORATE CREDIT CARD

The Company has available up to $21,000 from two unsecured corporate credit cards. The Company had an outstanding balance of $473 as of September 30, 2007, which is included in accounts payable. The Company intends to pay off all outstanding credit balances on a monthly basis.

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

CAPITAL STOCK

During the nine months ending September 30, 2007, the Company issued 500,000 common shares for services valued at $5,000.

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

As reported in the financial statements for the nine months ending September 30, 2007, the Company issued stock as payment for accrued salaries to principals. Additional shares were issued as repayment for a loan to the company. The Company also issued stock in lieu of compensation and for repayment of services rendered by consultants. The company also issued shares in lieu of payment for services rendered by the board of directors.

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

7.     RELATED PARTY TRANSACTIONS

The Company owes one officer/director a total of $40,500 in cash advanced and $51,057.80 in accrued compensation as of September 30, 2007. It is anticipated that stock shall be issued in lieu of debt as a part of on going negotiations. Similarly, negotiations are on-going to issue stock in lieu of debt to various consultants.

8.     COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into a twelve month lease for office space commencing November 1, 2003 and expired in October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. The current monthly rent is approximately $5,828 plus the monthly share of tenant building direct expenses,

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have ceased the business model for the wellness centers. Our ability to continue operations will depend on our ability to raise additional capital during 2007. If we are unable to raise additional capital during that timeframe, we may have to cease operations. We are also actively considering strategic alternatives that may become available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as a business combination or a sale of the Company.

We are presently negotiating to acquire a company with capital and new management. Five members of the Board of Directors have resigned as a condition of such negotiation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized during the three months and nine months ended September 30, 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

RESULTS OF OPERATIONS

Total Net Revenues

Total revenues for the nine months ended September 30, 2007 were $24,658 as compared to $29,427 during the same period in 2006, a decrease of $4,769 or approximately 16%.

Revenues from the sale of products were $24,423 during the nine months ended September 30, 2007. We are not currently expending a substantial amount of our funds into advertising, marketing and promoting our products. We have discontinued our plans to open wellness centers.

Revenues from royalty payments were $0 during the nine months ended September 30, 2007 compared to $3,189 during the same period in 2006. The decrease in revenues from royalties was the result of the loss of a distribution channel for our weight loss product. The Perrigo Company, the principal distributor for our weight loss products in the U.S., orally notified us in 2005 that it will cease to distribute our weight loss products.

We earned interest income of $0 and $18,249 during the nine months ended September 30, 2007 and 2006. The interest income in 2006 reflected the cash balance resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $603,226 during the nine months ended September 30, 2007 compared to $1,882,400 during the nine months ended September 30, 2006, a decrease of $1,279,174, or approximately 68%. We attribute the decrease primarily to: (a) a decrease of $871,158 or 84% in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in 2006 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the decrease of personnel to staff and develop our wellness centers and the decrease of staff in our corporate office; (b) a decrease of $66,090 or 84%, in professional fees, and an decrease of $199,804 or 40%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion in the first quarter 2006; a decrease of $56,704, or 70%, in rent and office expenses, primarily as a result of the close of the wellness centers; (d) an decrease of $11,233 or 35%, in insurance expense which reflects an decrease in health and general liability insurance premiums and the renewal of a directors and officers insurance policy; (e) a decrease of $58,123, or approximately 97%, in advertising, marketing and promotional expenses which was used in 2006 to market our wellness centers; and (f) a decrease of $13,750, or approximately 99%, in travel and entertainment expenses due primarily to the minimal business development and expansion efforts of from the close of the wellness centers.

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

Total Other Income (Expense)

We reported no other expenses for the nine months ended September 30, 2007 and during same period in 2006.

We reported a net loss of $554,434 for the nine months ended September 30, 2007 compared to $2,235,860 for the same period in 2006. The decrease in net loss was primarily attributable to the significant expenses in 2006 and no corresponding increases in revenue. We anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our revised business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2007, we had cash on hand of $19,544 compared to cash on hand of $60,965 at December 31, 2006. At September 30, 2007 our working capital was $356,605, compared to working capital of $75,163 at December 31, 2006.

Net cash used in operating activities during the nine months ended September 30, 2007 was $268,407 as compared to $639,366 during the same period in 2006, a decrease of $370,959, or 58%. We attribute the decrease primarily a charge to prepaid expenses of $143,865, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006. At December 31, 2006, our auditors recommended the write off of the balance of the amortized consulting services since services were no longer being utilized. In addition, we had an increase of $634,196 during the third quarter in paid in capital as a result of the reverse stock split of 40:1.

Net cash used in financing activities during the nine months ended September 30, 2007 was $48,000 compared to the net cash provided by financing activities of $435,000 during the same period in 2006. The change reflects proceeds received from our capital raising transactions in January 2006.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

Our total net revenues declined to $24,658 in the third quarter of 2007 as compared to $29,427 for the same period in 2006. As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2007 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our Wellness business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

We are presently negotiating to acquire a company with capital and new management. There is no assurance that such efforts will be successful. As a condition of such acquisition, the company has approved a 40:1 stock reversal. Its stock symbol has been changed to SMED.OB. The amount of shares authorized has been changed from 100,000,000 to 250,000,000. As a further condition of the purposed acquisition, the debt to the officer/director shall be converted to stock. The stock options granted in 2006 have been cancelled; there are no remaining stock options.

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

Our management, as a result of the reverse stock split at 40:1, presently has beneficial ownership or controls approximately less than 1% or 0.6% of our issued and outstanding shares of common stock. It should be noted that the President of the company has in trust 21,000,000 shares of the company for the purpose of and part of the negotiations with the company to be acquired.

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

WE ARE DEPENDENT ON A THIRD-PARTY SUPPLIER FOR ONE OR MORE OF OUR MEDICINAL PRODUCTS AND IF WE ARE REQUIRED TO FIND ALTERNATIVE MANUFACTURERS FOR OUR OTHER PRODUCTS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We are dependent upon one company to supply us with starch blocker material. In the event we are unable to procure starch blocker from this supplier, we may be unable to market our starch blocker product at a cost effective price. Revenues from this product were $1,623 for third quarter 2007. Although we believe that most of the key components required for the production of our other products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, is unable to develop or acquire components in a timely fashion, we may encounter delays in fulfilling our product delivery requirements and in the event we are required to engage one or more new manufacturers, we may experience additional delays that could adversely affect our production yields, revenues and net income.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER. IF WE WERE TO LOSE HIS SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Herman Rappaport, our CEO. While we are a party to an employment agreement with Mr. Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace Mr. Rappaport’s services on a timely fashion, if at al. We would then be unable to continue our operations as presently being conducted nor would we be able to effectively implement our business model.

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

PART II     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Stock Option Grant to Herman Rappaport

On October 26, 2006, the Board of Directors granted to Herman Rappaport a non-qualified option to purchase 850,000 shares of our common stock. The stock option has an exercise price of $0.15 per share, is fully vested as of the date of grant, and has a term of 10 years. In addition, Martha Snook, consultant to StarMed Group, was granted an option for 50,000 shares at an exercise price of $0.15 per share expiring on October 26, 2012. As a negotiation of the future sale, all stock options granted have been cancelled.

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

Dated: November 13, 2007		STARMED GROUP, INC.

	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer and
Acting Chief Financial Officer