Form 10QSB/A
period 2007-09-30
STARMED GROUP INC
filed 2007-12-13
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes [ X ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 1, 2007, the registrant had 34,359,236 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

STARMED GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
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

CONSULTING AGREEMENT WITH PARADIGM MEDIA VENTURES, INC.

On September 8, 2005, we entered into a two-year consulting agreement with Paradigm Media Ventures, Inc. Under the agreement, Paradigm had agreed to provide such business consulting services to us as we may reasonably request, including developing a business plan, developing a strategy for attracting bridge funding, potential lenders and investors in general, and identifying merger and acquisitions candidates, joint venture candidates and corporate partners. As consideration for its services, we have paid Paradigm a consulting fee of $49,000 and issued Paradigm 1,625,000 shares of our common stock. We also agreed to include the shares we issued to Paradigm in the registration statement filed with the SEC. Under the terms of the agreement Paradigm agreed that it will not sell more than 406,250 of such shares per quarter. The shares issuable to Paradigm are also being subject to a voting proxy in favor of Herman Rappaport.

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

7.     RELATED PARTY TRANSACTIONS

The Company owed two officers/directors a total of $44,718 in accrued compensation as of December 31, 2006. These amounts were paid out in stock at a rate of $.03 per share during the first quarter 2007. In addition, for the nine months ending September 30, 2007, the company owes one officers/director a total of $40,500. This is being carried as an account payable.

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

 We are presently negotiating to acquire a company with capital and new management. There is no assurance that such efforts will be successful. As a condition of such acquisition, the company has undergone a 40:1 stock reversal. It’s stock symbol has been changed to SMED.OB. The amount of shares authorized changed from 100,000,000 to 250,000,000.

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

Our management currently beneficially owns or controls approximately less than 1% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

Dated: December 13, 2007		STARMED GROUP, INC.

	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer and
Acting Chief Financial Officer