Form 10QSB/A
period 2007-09-30
STARMED GROUP INC
filed 2007-12-13
CIK 1135263

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

NOTES TO FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The previous 10QSB for this period was filed in error. This is the proper filing for this period September 30, 2007 and has been reviewed by the company’s auditors.

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