Form 10QSB/A
period 2007-06-30
WESTMOORE HOLDINGS, INC.
filed 2008-04-09
CIK 1135263

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

(310)226-2555
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

STARMED GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

		PAGE
Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (unaudited)
	and December 31, 2006	2

	Consolidated Statements of Operations for the three months and
	six months ending June 30, 2007 and June 30, 2006 (unaudited)	4

	Consolidated Statement of Shareholders’ Equity (Deficit) for
	the three and six months ending June 30, 2007
	and March 30, 2007(unaudited)	5

	Consolidated Statements of Cash Flows for the six months ending
	June 30, 2007 and June 30, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17

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

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

ASSETS

Current assets:

Cash	$878	$60,965
Accounts receivable	291	39
Inventory	7,569	9,226
Prepaid expenses	11,441	4,933

Total current assets	20,179	75,163

Equipment and furniture:

Office furniture and computers	66,085	68,059
Accumulated depreciation	(53,863)	(49,351)

Total equipment and furniture	12,222	18,708

Deposits	5,816	7,316

Total assets	$38,217	$101,187

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
Common stock (par value $0.01) 100,000,000
shares authorized;
32,395,056 and 23,274,456
shares issued and outstanding at June 30,
2007 and December 31, 2006, respectively .	323,950	232,744
Additional paid in capital	3,968,090	3,648,893
Accumulated deficit	(4,362,399)	(3,851,091)

Total shareholders’ equity (deficit)	(70,359)	30,546

Total liabilities and shareholders’ equity	$38,217	$101,187

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDING JUNE 30,		ENDING JUNE 30,

	2007	2006	2007	2006

Sales .	$4,326	$7,173	$6,615	$11,943
Revenues from royalties .	-	3,189	-	3,189

Total revenues .	4,326	10,362	6,615	15,132

Cost of sales	(1,604)	(1,067)	(2,478)	(2,662)

Gross profit (loss) .	2,723	9,295	4,137	12,470

General, selling and administrative expenses:
Compensation	45,574	154,500	121,095	863,594
Professional fees	59,533	129,543	294,283	391,865
Accounting fees	1,525	16 638	12,160	64,194
Office	7,412	20,724	17,191	48,625
Rent	23,938	35,224	45,924	59,093
Insurance	8,517	15,339	16,867	21,559
Advertising, marketing and promotion	670	17,597	1,380	33,846
Depreciation	2,361	2,431	4,722	4,755
Travel	71	5,821	205	9,493
Penalty Shares Expense	-	-	-	-

Total general, selling and
administrative expenses	149,602	397,817	513,827	1,497,024

Income (loss) from operations	(146,879)	(388,522)	(509,690)	(1,484,554)

Interest expense	(1,043)	860	(1,618)	860
Interest Income	-	5,449		13,315
Gain on debt forgiveness of debt	-	-		44,245
Common stock and warrants expense	-	(317,880)		(317,880)

Total other income (expense)	(1,043)	(311,571)	(1,618)	(259,460)

Income (loss) before taxes	(147,922)	(700,093)	(511,308)	(1,744,014)

Provision for income tax.	-	-	-	-

Loss from continuing operations	(147,922)	(700,093)	(511,308)	(1,744,014)

Net income (loss) .	$(147,922)	$(700,093)	$(511,308)	$(1,744,014)

Net income (loss) per share - basic .	$(0.00)	$(0.03)	$(0.02)	$(0.08)

Net income (loss) per share - diluted	$(0.00)	$(0.03)	$(0.02r)	$(0.08)

Weighted average number of shares
outstanding - basic	31,463,297	22,418,424	32,096,778	21,407,036

Weighted average number of shares
outstanding - diluted	31,463,297	22,418,424	32,096,778	21,407,036

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	PREFERRED STOCK				COMMON STOCK
	NUMBER OF	PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED
	SHARES	($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	-	$ -	23,274,456	$232,744	$3,648,893	$(3,851,091)	$30,546

Common shares issued for
Cash during first Quarter	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	1,675,000	16,750	201,000	-	217,750

Common shares issued
as compensation	-	-	50,000	500	6,000	-	6,500

Common shares issued
For payment of debt	-	-	3,823,933	38,239	76,480	-	114,719

Net Loss	-	-	-	-	-	(363,386)	(363,386)
Balance at March 31, 2007
(unaudited)	-	-	28,823,389	$288,233	$3,932,373	$(4,214,477)	$6,129

Common shares issued for
Cash during Second Quarter 2007	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	3,171,667	31,717	31,717	-	63,434

Common shares issued
as compensation	-	-	400,000	4,000	4,000	-	8,000

Common shares issued
For payment of debt	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	(147,922)	(147,922)

Balance at June 30, 2007
	-	-	32,395,056	$323,950	$3,968,090	$(4,362,399)	$70,359

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30,	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(511,308)	$(1,744,014)

Adjustments to reconcile net income (loss) to
net cash:
Depreciation	4,512	4,755
Capital Stock	55,489	22,250
Paid In Capital	319,198	598,250
Shares Issued for Services	31,717	-
Shares Issued for Compensation	4,000	-
Common Stock and Warrants to be Issued.	-	317,880
Operating assets:
Accounts Receivable	(252)	2,097
Decrease in Inventory	1,657	(2,607)
Prepaid expenses	(6,507)	148,798
(Decrease) Increase in Deposit	1,500	(6,616)
Increase (decrease) in deferred financing costs ..	-	-
Increase in Accounts Payable	22,032	18,660
Accrued expenses	(17,165)	1,016
Income tax payable	(1,072)	165

Net Cash Used by Operating Activities	$(96,199)	$(639,366)

Cash flows from financing activities:
Deferred Financing Costs	-	5,017
Capital lease payments	-	(7,164)
Note payable	33,941	(259,245)
Cash received from issuance of common stock	-	435,000

Net cash provided (used) by financing activities	33,941	173,608

Cash flows from investing activities:
Equipment	1,974	(2,997)
InterCompany	198	-

Net cash provided (used) by investing activities .	$2,172	$(2,997)

Net increase (decrease) in cash	(60,086)	(468,755)

Cash, beginning of period	60,964	1,019,259

Cash, end of period	$878	$550,504

Supplemental information on non-cash and financing
activities
Stock issued for compensation, services and Debt	$35,717	$220,000

Stock issued for Cash	$-	$435,000

Stock options issued for compensation	$-	$400,500

Common Stock and Warrants to be issued	$-	$317,880

Supplemental cash flow information
Cash paid for interest	$1,618	$-

Cash paid for income taxes	$-	$-

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

       ● Port Star North Carolina caused our formation under the laws of Nevada, with an authorized capitalization that
"mirrored" the authorized capitalization of Port Star North Carolina, and

       ● issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder’s share ownership of Port Star North Carolina.

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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-
date fair value estimated in accordance with the provisions of FAS 123R. Since no stock options were granted to employees prior to December 31, 2005, the results for prior periods have not been restated.

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

For one year following the date of issuance, the Company is obligated to issue additional shares of Company common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one-
year period at less than $.25 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted-average" anti-dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions. The warrants also contain customary anti-dilution adjustments in the event of stock splits, reorganizations and similar corporate events.

Joseph Stevens & Company, Inc. acted as placement agent for us in the offering. As compensation for their services we paid
Joseph Stevens & Company, Inc. commissions equal to 10% of the gross proceeds of the offering ($236,500) and a non-
accountable expense allowance equal to 3% of the gross proceeds ($70,815), and issued Joseph Stevens & Company, Inc. or its designees an aggregate of 2,225,000 shares of our common stock. (The shares of common stock were valued at $400,500.)

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

6.  INCOME TAXES

The Company had available unused federal and state operating loss carry-forwards of approximately $1,479,000 at December 31,
2005 that may be applied against future taxable income. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006, the Company determined that the net operating losses likely will not be utilized. Accordingly, the Company has increased the valuation allowance to 100% of all deferred tax assets.

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

Total Expenses

We reported total selling, general and administrative expenses of $513,827 during the six months ended June 30, 2007 compared to $1,497,024 during the three months ended June 30, 2006, a decrease of $983,197, or approximately 66%. We attribute the decrease primarily to: (a) a decrease of $741,499, in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in 2006 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the decrease of personnel to staff and develop our wellness centers and the decrease of staff in our corporate office; (b) an decrease of $97,582, or approximately 25%, in professional fees, and an decrease of $52,034, or 81%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion in the first quarter 2006; a decrease of $44,603, or 41%, in rent and office expenses, primarily as a result of the close of the wellness centers; (d) a decrease of $4,692 or 22%, in insurance expense which reflects a decrease in health and general liability insurance premiums and the renewal of a directors and officers insurance policy;
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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2007, we had cash on hand of $878 as compared to cash on hand of $60,965 at December 31, 2006. At June 30, 2007 our working capital was $88,397 as compared to working capital of $4,522 at December
31, 2006.

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

       ● Expand into new areas;

       ● Establish and enhance our name recognition;

       ● Continue to expand our products to meet the changing requirements of our customers;

       ● Provide superior customer service;

       ● Respond to competitive developments; attract, integrate, retain and motivate qualified personnel.

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

REGULATORY AUTHORITIES COULD ASSERT THAT OUR RELATIONSHIPS WITH THE MEDICAL CENTERS FAIL
TO COMPLY WITH THE ANTI-KICKBACK LAWS. IF SUCH A CLAIM WERE SUCCESSFULLY ASSERTED, WE
COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES AND COULD BE REQUIRED TO RESTRUCTURE OR
TERMINATE THE APPLICABLE CONTRACTUAL ARRANGEMENTS. IF WE WERE SUBJECT TO PENALTIES OR
ARE UNABLE TO SUCCESSFULLY RESTRUCTURE THE RELATIONSHIPS TO COMPLY WITH THE ANTI-
KICKBACK STATUTE IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND
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

       ● delay or prevent a change in the control;

       ● impede a merger, consolidation, takeover, or other transaction involving our company; or

       ● discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

       ● acceptance of our products; announcements of changes in our operations, distribution or development programs;

       ● our capital commitments; and

       ● additions or departures of our key personnel.

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
Herman Rappaport,
Chief Executive Officer and
Acting Chief Financial Officer

EXHIBIT 10.1
EXHIBIT 10.2

STOCK OPTION AGREEMENT

       This Stock Option Agreement (this "Agreement") is entered into as of "Company"), and Herman Rappaport (the
"Option Holder").

Recitals

       A.  The Company has adopted the 2004 Equity Compensation Plan (the "Plan"). The Option Holder has had an
opportunity to review the Plan.

       B.  The Option Holder is a director and the President of the Company and is eligible to receive option grants under the
Plan. This Agreement is intended by the parties to evidence the Company’s grant to the Option Holder of an option to purchase shares of its common stock.

       NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the Company and the Option Holder hereby agree as follows:

Agreement

1.  Option Grant and Exercise Price.

       (a)  Effective as of October 26, 2006 the Company hereby grants to the Option Holder the right and option (the
"Option") to purchase, on the terms and conditions set forth in this Agreement and in the Plan, Eight hundred and fifty thousand
(850,000) shares of its common stock, par value $0.01 per share ("Common Stock"), at an exercise price of $0.15 per share. The
Option exercise price was determined in accordance with Section 2(p) of the Plan.

       (b)  The Option is a non-qualified stock option, and is not intended by the Company and the Option Holder to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

2.  Vesting and Term of the Option.

       (a)  Option Vesting. The Option is fully vested and is exercisable on October 26, 2006.

       (b)  Option Term. The Option shall be exercisable in whole or in part prior to October 26, 2016. The Option shall terminate on October 26, 2016, and no portion of the Option may be exercised on or after that date. The exercisability of the
Option is not contingent on the termination of the Option Holder’s employment or directorship with the Company, it being understood that the Option Holder shall retain the right to exercise the Option until October 26, 2016 even after the termination of his employment or directorship with the Company.

3.  Manner of Exercising the Option. The Option Holder may exercise the vested portion of the Option in whole or in part prior to the Option’s termination, provided that a partial exercise of the Option may not be for fewer than one hundred (100) shares of
Common Stock unless fewer than one hundred (100) shares subject to the vested portion of the Option remain unexercised, in which event the entire remaining vested portion of the Option must be exercised at one time.

The Option shall not be exercisable with respect to a fraction of a share of Common Stock. The Option Holder may exercise the vested portion of the Option, in whole or in part, by delivering to the Company’s General Counsel written notice of exercise in the form of the notice attached to this Agreement as Exhibit A. Such notice shall specify the number of shares of Common Stock to be purchased and shall be accompanied by payment of the purchase price of the shares. No shares shall be issued by the
Company until full payment of the purchase price has been made.

4.  Payment of the Option Exercise Price. Payment of the exercise price of the shares of Common Stock subject to the exercised portion of the Option shall be made in accordance with Section 6(c) of the Plan.

5. Transferability of the Option.

       (a)  Except as provided in this Section 5, the Option Holder may not assign or otherwise transfer the Option, either voluntarily or by operation of law, other than by will or the laws of descent and distribution, and the Option shall be exercisable during the Option Holder’s lifetime only by the Option Holder or by the Option Holder’s legal representative. Following the death of the Option Holder, the Option shall be exercisable by the Option Holder’s legal representative, executor and beneficiaries.

       (b)  The Option Holder may assign and transfer part or all of the Option to a family member or family trust during the
Option Holder’s lifetime but only if: (i) the transfer is made by a gift and not for consideration; (ii) the transferee is a "family member" (including, without limitation, a family trust) as defined in General Instruction A.1(a)(5) of Form S-8 under the
Securities Act of 1933, as amended (the "Securities Act"); (iii) the Option Holder gives the Company at least ten days’ prior written notice of the proposed transfer; and (iv) the transferee executes and delivers to the Company any documents requested by the Company (including, without limitation, a counterpart of this Agreement) in order to document the transfer. Any such transferee of all or part of the Option shall be bound by all of the terms and conditions of the Plan and this Agreement, and the
Option Holder shall be personally liable to the Company for any breach by the transferee of any of the terms of the Plan or this
Agreement.

6.  Securities Law Compliance. No shares of Common Stock shall be issued or delivered upon exercise of the Option unless and until the Board determines that the exercise of the Option and the issuance and delivery of such shares pursuant thereto will comply with all relevant provisions of law, including, without limitation, the Securities Act, applicable state and foreign securities laws and the requirements of any stock exchange or over-the-counter trading system upon which the Common Stock may be listed.

7.  Incorporation by Reference of the Plan. The Plan and all of its terms and conditions, as amended from time to time, are incorporated by reference into this Agreement. The Option Holder acknowledges that he has received and reviewed a copy of the
Plan. This Agreement is not a complete restatement of all of the terms and conditions of the Plan. The Company and the Option
Holder agree to be bound by the Plan, as amended from time to time, and agree that the terms and conditions of the Plan shall govern if and to the extent that there are any inconsistencies between the Plan and this Agreement. If the Plan is administered by a committee as permitted by Section 4 of the Plan, references in this Agreement to the Board shall, as appropriate, apply instead to such committee.

8.  Option Holder’s Representations and Warranties. In connection with the receipt of the Option pursuant to this Agreement and in contemplation of the Option Holder’s purchase of shares of Common Stock upon exercise of the Option, the Option Holder hereby agrees, represents and warrants as follows, which agreements, representations and warranties shall be deemed to have been given again by the Option Holder as of the date that he exercises the Option:

       (a)  Access to Information. The Option Holder has had a sufficient opportunity to review (i) the Plan, (ii) the Prospectus that the Company has distributed regarding the Plan, and (iii) all registration statements, annual and periodic reports and proxy and information statements that the Company has filed with the Securities and Exchange Commission (the "SEC") during the preceding twelve months. Neither the Company nor any of its officers, directors, employees or other agents has made any representation or recommendation to the Option Holder about the advisability of the Option Holder’s purchase of the shares of
Common Stock that are subject to the Option.

       (b)  Ability to Bear Investment Risk. The Option Holder is aware that any purchase of stock involves an element of risk. The Option Holder can afford to bear the risks of an investment in the Company. The Option Holder has sufficient knowledge and experience in financial and investment matters to enable him or her to evaluate the merits and risks of the proposed purchase of the shares of Common Stock subject to the Option and to make an informed investment decision. The
Option Holder has had a sufficient opportunity to consult with his or her advisers about the merits and legal implications of the proposed transaction.

       (c)  Resale Restrictions. The Option Holder understands that: (i) neither the SEC nor any state or other regulatory authority has made any recommendation or finding concerning the value of the shares of Common Stock subject to the Option;
and (ii) the shares may be offered, sold or otherwise transferred by the Option Holder only if the transaction is registered and qualified under the applicable provisions of federal and state securities laws or if exemptions from such registration and qualification are available. The Option Holder agrees not to sell, pledge or otherwise transfer any of the shares of Common Stock acquired upon exercise of the Option except in full compliance with all applicable federal and state securities laws, rules and regulations.

       (d)  Applicability to Transferees. If the Option Holder transfers part or all of the Option to a family member or family trust pursuant to Section 5(b), the transferee shall be deemed to have made all of the representations, warranties and agreements that are set forth in this Section 8, and the Option Holder shall be personally liable to the Company for any and all losses, damages, expenses and liabilities (including, but not limited to, court costs and reasonable attorneys’ fees) that the Company may incur as a result of any breach of such representations, warranties and agreements by the transferee.

       (e)  No Continuing Employment Right. The Option Holder understands that nothing in the Plan or this Agreement gives the Option Holder a right to continue in the employment of the Company or a subsidiary and that, if the Option Holder is a director, nothing in the Plan or this Agreement gives the Option Holder a right to continue to serve as a director of the Company.

9.  Miscellaneous Provisions.

       (a)  Further Instruments. The Company and the Option Holder agree to execute such further instruments and to take such further actions as may be reasonably necessary to carry out the intent of this Agreement.

       (b)  Provisions Subject to Applicable Law. If any provision of this Agreement is held by an arbitrator or a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way and shall be construed in accordance with the purposes and intent of this
Agreement.

       (c)  Complete Agreement. This Agreement and the Plan constitute the complete and exclusive agreement between the
Company and the Option Holder with respect to the subject matter herein and replace and supersede any and all other prior written and oral agreements or statements by the parties relating to such subject matter.

       (d)  Successors and Assigns. Subject to the provisions of this Agreement and the Plan relating to the transferability of the Option and the shares of Common Stock acquired upon exercise of the Option, this Agreement shall be binding upon and inure to the benefit of the Company and the Option Holder and their respective successors and assigns. Whenever appropriate in this Agreement, references to the Company or the Option Holder shall be deemed to refer to such person’s legal representative, estate or other transferees, successors or assigns, as applicable.

       (e)  Notices. Any notice required or permitted to be given to the Company or the Option Holder must be in writing and personally delivered or sent by registered or certified United States mail (postage prepaid and return receipt requested), by overnight delivery service or by facsimile transmission, addressed to the address hereinafter shown below such party’s signature or to such other address as the party may designate in the foregoing manner to the other party. Any such notice that is sent by the
Company or the Option Holder in the foregoing manner shall be deemed to have been delivered upon (i) personal delivery, (ii)
actual receipt by facsimile transmission, (iii) three days after deposit in the United States mail, or (iv) one day after delivery to an overnight delivery service.

       (f)  Amendment and Termination. This Agreement may be amended or terminated only by a writing executed by both the Company and the Option Holder.

       (g)  Counterparts. This Agreement may be executed by facsimile and in two counterparts, each of which shall be deemed an original, but both of which
shall constitute one and the same instrument.

       (h)  Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the internal laws of the State of California without giving effect to such state’s conflict-of-law principles.

       IN WITNESS WHEREOF, the Company and the Option Holder have executed and delivered this Agreement as of the day and year first written above.

STARMED GROUP, INC.

By:	/s/ Steven L. Rosenblatt
Steven L. Rosenblatt, M.D.
Executive Vice President

Address:	2029 Century Park East
Suite 1112
Los Angeles, CA 90067
Fax: 310-551-2724

HERMAN RAPPAPPORT

/s/ Herman Rappaport
Address:	2029 Century Park East
Suite 1112
Los Angeles, CA 90067
Fax: 310-551-2724

Exhibit A

OPTION EXERCISE NOTICE

StarMed Group
2029 Century Park East
Suite 1112
Los Angeles, CA 90067
Attention: General Counsel

I hereby notify StarMed Group, Inc. (the "Company") of my election to purchase _____ shares of the Company’s common stock at a purchase price of $0.15 per share pursuant to an option that was granted under the Stock Option Agreement dated as of
October 26, 2006 (the "Agreement") between the Company and Herman Rappaport .

If the Option Holder named above assigned part or all of the option to a family member or family trust pursuant to Section 5(b) of the Agreement, this Option Exercise Notice is being executed by the transferee instead of the Option Holder.

Concurrently with the delivery to the Company of this notice, I have delivered to the Company the purchase price of the shares in the manner provided in the Agreement.

I agree to execute whatever additional documents are requested by the Company in order to complete the exercise of my option.
All of the representations and warranties that I made in Section 8 of the Agreement remain accurate as of the date of this notice.

Dated: _________________	Name: _____________________________________

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the six months ended June 30, 2007 of StarMed Group, Inc.;

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

4. The small business issuer’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: July 30, 2007	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the six months ended June 30, 2007 of StarMed Group, Inc.;

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

4. The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: July 30, 2007	By:	/s/ Herman Rappaport
Herman Rappaport,
Acting Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-
QSB for the fiscal quarter ended June 30, 2007, as filed with the United States Securities and Exchange Commission (the
"Report"), I, Herman Rappaport, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. Section 1350), that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

July 30, 2007

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-
QSB for the fiscal quarter ended June 30, 2007, as filed with the United States Securities and Exchange Commission (the
"Report"), I, Herman Rappaport, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Herman Rappaport
Herman Rappaport,
Acting Chief Financial Officer

July 30, 2007

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

