Form 10QSB/A
period 2007-09-30
WESTMOORE HOLDINGS, INC.
filed 2008-04-09
CIK 1135263

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

Current assets:

Cash	$19,544	$60,965
Accounts receivable	5,681	39
Inventory	1,380	9,226
Prepaid expenses	11,784	4,933
Total current assets	38,389	75,163

Equipment and furniture:

Office furniture and computers	66,085	68,059
Accumulated depreciation	(56,224)	(49,351)

Total equipment and furniture	9,861	18,708

Deposits	5,816	7,316

Total assets	$54,066	$101,187

See accompanying notes to the consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(con’t.)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$27,301	$15,544
Accrued expenses/Compensation	66,057	44,858
Note Payable + accrued interest	48,000	10,239
Income tax/Sales tax payable	9,409	-

Total current liabilities	150,767	70,641

Total Liabilities	$150,767	$70,641

Shareholders’ equity (deficit):
Preferred stock (par value $0.01) 25,000,000
shares authorized,
no shares issued and outstanding
at September 30, 2007 and
December 31, 2006 respectively		-
Common stock (par value $0.01) 250,000,000
shares authorized;
1,359,236 and 23,274,456
shares issued and outstanding at September 30,
2007 and December 31, 2006, respectively	13,099	232,744
Additional paid in capital	4,283,941	3,648,893
Retained (deficit)	(3,851,091)	(3,851,091)
Current Year (Deficit)	(542,650)
Total shareholders’ equity (deficit)	(96,701)	30,546

Total liabilities and shareholders’ equity	$54,066	$101,187

See accompanying notes to consolidated financial statements

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS			FOR THE NINE MONTHS
	ENDING SEPTEMBER 30,			ENDING SEPTEMBER 30,

	2007		2006	2007	2006

Sales	$18,043		$14,296	$24,658	$26,238
Revenues from royalties	-		-		3,189

Total revenues	18,043		14,296	24,658	29,427

Cost of sales	21,176		8,856	23,655	11,518

Gross profit (loss)	(3,133)		5,440	1,003	17,909

General, selling and administrative expenses:
Compensation	40,618		169,276	161,712	1,032,870
Professional fees	(350)		101,872	293,933	493,737
Accounting fees		-	14,055	12,160	78,250
Office	7,010		32,280	24,198	80,905
Rent	11,992		24,688	57,916	83,781
Insurance	584		10,479	1,284	32,038
Advertising, marketing and promotion	222		25,879	1,602	59,725
Depreciation	10,102		2,431	14,824	7,186
Travel and entertainment	(48)		4,415	158	13,908
Penalty Shares Expense	-		-	-	-

Total general, selling and
administrative expenses	70,130		385,375	567,787	1,882,400

Income (loss) from operations	(73,263)		(379,935)	(566,784)	(1,864,491)

Interest expense	(1,247)		99	(2,866)	761
Other Income/Interest Income	27,000		4,934	27,000	18,249
Gain on debt forgiveness of debt	-		-		44,245
Common stock and warrants expense	-		(116,744)	-	(434,624)
Total other income (expense)	25,753		(111,711)	24,134	(371,369)

Income (loss) before taxes	(47,510)		(491,646)	(542,650)	(2,235,860)

Provision for income tax	-		-	-	-

Loss from continuing operations	(47,510)		(491,646)	(542,650)	(2,235,860)

Net income (loss) .	$(47,510)		$(491,646)	$(542,650)	$(2,235,860)

Net income (loss) per share - basic	$(0.01)		$(0.02)	$(0.02)	$(0.10)

Net income (loss) per share - diluted	$(0.01)		$(0.02)	$(0.02)	$(0.10)

Weighted average number of shares
outstanding - basic	(4,961,899)		22,790,612	1,720,949	21,359,988

Weighted average number of shares
outstanding - diluted	(4,961,899)		22,790,612	1,720,949	21,359,988

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	PREFERRED STOCK				COMMON STOCK
	NUMBER OF	PAR VALUE	NUMBER OF	PAR VALUE	PAID IN	ACCUMULATED
	SHARES	($0.01)	SHARES	($0.01)	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	-	$-	23,274,456	$232,744	$3,648,893	$(3,851,091)	$30,546

Common shares issued for
Cash through Third Quarter 2007	-	-	-	-	-	-	-

Common shares issued for
Services provided	-	-	4,846,667	48,467	232,717	-	281,184

Common shares issued
as compensation	-	-	450,000	4,500	10,000	-	14,500

Common shares issued
For payment of debt	-	-	4,323,933	43,239	76,480	-	119,719

Adjustment due to	-	-		(493)	493
Stock Split
	-	-

Common shares reversed
At stock split 40:1 (no fractional shares)	-	-	(31,535,820)	(315,358)	315,358		0

Net Loss	-	-	-	-	-	(542,650)	(542,650)

Balance at September 30, 2007	-	-	1,359,236	$13,099	$4,283,941	$(4,393,741)	$(96,701)

See accompanying notes to consolidated financial statements.

STARMED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss) .	$(542,650)	$(2,235,860)

Adjustments to reconcile net income (loss) to
net cash:
Gain on forgiveness of debt	-	(44,245)
Amortization of deferred financing costs	-	5,017
Depreciation	14,614	7,186
Capital Stock	(218,792)	-
Paid In Capital	634,196	-
Shares Issued for Services	0	400,500
Shares Issued for Compensation	-	220,000
Common Stock and Warrants for penalties	-	434,624
Operating assets:
Accounts Receivable	(5,642)	(667)
Increase in Inventory	7,846	4,587
Prepaid expenses	(14,592)	234,388
(Decrease) Increase in Deposit	1,500	(6,616)
Increase (decrease) in deferred financing costs	-	-
Increase in Accounts Payable	11,754	(15,353)
Accrued expenses	21,200	(150)
Income tax payable	(1,026)	(1,132)

Net Cash Used by Operating Activities	$(91,592)	$(997,721)

Cash flows from financing activities:
Payments on note payable		(215,000)
Payments on capital lease		(7,164)
Loans from Shareholders	48,000	-
Cash received from issuance of common stock	-	435,000

Net cash provided (used) by financing activities	48,000	212,836

Cash flows from investing activities:
Equipment	1,974	(2,996)
InterCompany	198	-
Investment in New Company		-
Net cash provided (used) by investing activities	$2,172	$(2,996)

Net increase (decrease) in cash	(41,420)	(787,881)

Cash, beginning of period	60,964	1,019,259

Cash, end of period	$19,544	$231,378

Supplemental information on non-cash and financing
Activities
Stock issued for compensation, services and Debt	$96,206	$400,500

Stock issued for Cash	$-	$-

Stock options issued for compensation	$-	$220,000

Common Stock and Warrants issued	$-	$434,624

Supplemental cash flow information

Cash paid for interest	$2,866	$-

Cash paid for income taxes	$-	$-

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

NOTES TO FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The previous 10 QSB for this period was filed in error. This is the proper filing for this period September 30, 2007 and has been reviewed by the Company’s auditors.

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

CAPITAL STOCK

During the nine months ending September 30, 2007, the Company issued 4,846,667 common shares for services valued at
$281,184.

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

8. COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into a twelve month lease for office space commencing November 1, 2003 and expired in October 31,
2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. The current monthly rent is approximately $5,828 plus the monthly share of tenant building direct expenses.

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

We earned interest income of $27,000 and $18,249 during the nine months ended September 30, 2007 and 2006. The interest income in 2006 reflected the cash balance resulting from the gross proceeds of $2,360,000 from a private equity financing conducted between December 2005 and February 2006 that resulted in the sale of an aggregate of 9,442,000 units of our common stock.

Total Expenses

We reported total selling, general and administrative expenses of $567,786 during the nine months ended September 30, 2007 compared to $1,882,400 during the nine months ended September 30, 2006, a decrease of $1,279,174, or approximately 68%. We attribute the decrease primarily to: (a) a decrease of $871,158 or 84% in compensation expenses as a result of: (i) a one-time stock compensation expense of $400,500 in 2006 in connection with the issuance of 2,225,000 shares of our common stock valued at $0.18 per share on March 16, 2006 to the placement agent and its designees in connection with our recent capital raising efforts completed during the first quarter of 2006 and consulting services; (ii) the charge of $220,000 to compensation expense for the stock option granted to Herman Rappaport during the first quarter of 2006, and (iii) the decrease of personnel to staff and develop our wellness centers and the decrease of staff in our corporate office; (b) a decrease of $66,090 or 84%, in professional fees, and an decrease of $199,804 or 40%, in accounting fees, primarily in connection with our capital raising efforts and the engagement of consultants for business development and expansion in the first quarter 2006; a decrease of $56,704, or
70%, in rent and office expenses, primarily as a result of the close of the wellness centers; (d) an decrease of $11,233 or 35%, in insurance expense which reflects an decrease in health and general liability insurance premiums and the renewal of a directors and officers insurance policy; (e) a decrease of $58,123, or approximately 97%, in advertising, marketing and promotional expenses which was used in 2006 to market our wellness centers; and (f) a decrease of $13,750, or approximately 99%, in travel and entertainment expenses due primarily to the minimal business development and expansion efforts of from the close of the wellness centers.

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

We reported a net loss of $542,650 for the nine months ended September 30, 2007 compared to $2,235,860 for the same period in
2006. The decrease in net loss was primarily attributable to the significant expenses in 2006 and no corresponding increases in revenue. We anticipate that we will continue to incur losses in the near future. Our ability to increase revenues while controlling costs will depend on various factors, including our ability to implement our revised business plan and expand operations, raise sufficient working capital, penetrate our target markets and establish our brand, deal with competition, comply with federal and state regulations, manage expenses, and create a successful advertising and promotional campaign.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2007, we had cash on hand of $19,544 compared to cash on hand of
$60,965 at December 31, 2006. At September 30, 2007 our working capital was $205,837, compared to working capital of
$4,522 at December 31, 2006.

Net cash used in operating activities during the nine months ended September 30, 2007 was $91,593 as compared to $997,821 during the same period in 2006, a decrease of $906,128, or 91%. We attribute the decrease primarily a charge to prepaid expenses of $248,980, which represented the value of shares issued in exchange for consulting services, amortized over a period of 23 months beginning the first quarter of 2006. At December 31, 2006, our auditors recommended the write off of the balance of the amortized consulting services since services were no longer being utilized. In addition, we had an increase of $634,196 during the third quarter in paid in capital as a result of the reverse stock split of 40:1.

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

ITEM 3 CONTROLS AND PROCEDURES

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
Suite 1112
Los Angeles, CA 90067
Fax: 310-551-2724

Exhibit A

OPTION EXERCISE NOTICE

StarMed Group
2029 Century Park East
Suite 1112
Los Angeles, CA 90067
Attention: General Counsel

I hereby notify StarMed Group, Inc. (the "Company") of my election to purchase _____ shares of the Company’s common stock at a purchase price of $0.15 per share pursuant to an option that was granted under the Stock Option Agreement dated as of
October 26, 2006 (the "Agreement") between the Company and Herman Rappaport.

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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A for the nine months ended September 30, 2007 of StarMed
Group, Inc.;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: November 14, 2007	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herman Rappaport, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A for the nine months ended September 30, 2007 of StarMed
Group, Inc.;

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
Acting Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-
QSB/A for the fiscal quarter ended September 30, 2007, as filed with the United States Securities and Exchange Commission (the
"Report"), I, Herman Rappaport, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. Section 1350), that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007	By:	/s/ Herman Rappaport
Herman Rappaport,
Chief Executive Officer

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C SECTION 1350)

       In connection with the Quarterly Report of StarMed Group, Inc., a Nevada corporation (the "Company"), on Form 10-
QSB/A for the fiscal quarter ended September 30, 2007, as filed with the United States Securities and Exchange Commission (the
"Report"), I, Herman Rappaport, Acting Chief Financial Officer of the Company, certify, pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Herman Rappaport
Herman Rappaport,
Acting Chief Financial Officer

November 14, 2007

[A signed original of this written statement required by Section 906 has been provided to StarMed Group, Inc. and will be retained by StarMed Group, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]