Form 10KSB
period 2007-12-31
WESTMOORE HOLDINGS, INC.
filed 2008-04-10
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[x]	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_]	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-33153

Westmoore Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	52-2220728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8141 E. Kaiser Blvd., Suite 312
Anaheim Hills, CA 90067
_______________________________
(Address of principal executive offices)
Issuer’s telephone number: 714-998-4425

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which Registered
None	not applicable
------	-----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year. $102,260 for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2008 is approximately $4,318,797.75.

       As of December 31, 2007, 7,829,888 shares of common stock are issued and outstanding. As of March 31, 2008,
11,794,888 shares of our common stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-
KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not
Applicable.

       Transitional Small Business Disclosure Form (check one): Yes___ No _X_

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our Wellness products, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-
looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

       When used in this annual report, the terms "StarMed", the "Company", “we", "our" and "us" refers to Westmoore
Holdings, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

       Until January, 2008 StarMed Group, Inc. was engaged in the marketing of a line of over-the-counter, alternative medicinal products. In January, 2008 a change in control was effected and the name of StarMed Group, Inc. was changed to
Westmoore Holdings, Inc. The sole officer and director resigned at that time. New management is now considering the acquisition of a number of companies and will announce its plans once they are finalized.

EMPLOYEES

       After effecting the change in control we currently have one employee, our President Matthew Jennings.

OUR HISTORY

       We were incorporated in Nevada on August 13, 1981, under the name PortStar Industries, Inc. We were organized to succeed to the properties, rights and obligations of Port Star Industries, Inc., a publicly-held North Carolina corporation formed on November 3, 1961 under the name of Riverside Homes, Inc. ("Port Star North Carolina").
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

       ● At the time of the reincorporation, Herman Rappaport, our founder, president and chief executive officer was the principal stockholder of Port Star North Carolina. Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

       ● We remained inactive until March 20, 1984, when our stockholders voted to acquire Energy Dynamics, Inc., and changed our name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non-
performance by Energy Dynamics. At this time, we changed our name to Heathercliff Group Inc. and from 1984 to 1985, engaged in real estate development. Real estate operations ceased in 1985, and, in 1985, Nevada revoked our charter for failing to file required reports.

       ● On January 10, 2000, we revived our Nevada charter and, in connection therewith, we changed our name to
StarMed Group, Inc. At the time of the revival of our charter, we had no assets or liabilities. Mr. Rappaport was our majority stockholder either directly or through his family trust.

       ● On July 27, 2001, we acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March 2000, in a share exchange whereby we issued a total of 469,792 shares of common stock for all of the issued and outstanding shares of
Sierra Medicinals, Inc. Mr. Rappaport, either directly or through his family trust, was a majority stockholder of Sierra
Medicinals, Inc.

       ● On or about January 17, 2008 a change in control was effected, providing voting and operational control to
Westmoore Investment, L.P. and its affiliated companies and investors.

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

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH
YOU CAN EVALUATE OUR COMPANY.

       Although our company has existed since December 1962, we are now in the process of transitioning from the medical industry focus to focusing upon the acquisition of prospective companies. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties.

       We may be unable to accomplish this goal which could cause our business to suffer. In addition, acquiring one or more companies may prove to be very expensive, which could harm our financial results.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OURCONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

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

OUR FUTURE PROFITABILITY WILL DEPEND UPON THE ABILITYY OF OUR CURRENT MANAGEMENT TO IDENTIFY ACQUISITON CANDIDATES AND TO PROFITABLY ARRANGE FOR THEIR ACQUISITION.

OUR MANAGEMENT GROUP OWNS OR CONTROLS A SIGNIFICANT NUMBER OF THE OUTSTANDING SHARES OF OUR COMMON STOCK AND WILL CONTINUE TO HAVE SIGNIFICANT OWNERSHIP OF OUR VOTING SECURITIES FOR THE FORESEEABLE FUTURE.

       Our management currently beneficially owns or controls approximately 51% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.
This concentration of ownership of our common stock may:

       ● delay or prevent a change in the control;

       ● impede a merger, consolidation, takeover, or other transaction

       ● involving our company; or

       ● discourage a potential acquirer from making a tender offer, or

       ● otherwise attempting to obtain control of our company.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OTHER SENIOR MANAGEMENT. IF WE WERE TO LOSE THE SERVICES OF ONE OR MORE OF THESE INDIVIDUALS OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

       The operations and future success of our company is dependent upon the continued efforts and services of Mr. Mathew
Jennings, our CEO, as well as other members of our management. While we are a party to an employment agreement with Mr.
Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected.

       We cannot assure you that we would be able to replace Mr. Jenning’s services on a timely fashion, if at al. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

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

       The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above
$5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (the "Securities Exchange Act"). Under this rule, broker/dealers who recommend low-
priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock,"
including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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

ITEM 2.	DESCRIPTION OF PROPERTY.

       Our corporate offices are presently located in leased office space at 8141 E. Kaiser Blvd., Suite 312, Anaheim Hills,
CA 92808. Effective March 15, 2007, we entered into a lease for 3 years for office space which is payable monthly, to the unaffiliated landlord. We believe that such space is currently sufficient for our needs.

ITEM 3.	LEGAL PROCEEDINGS.

       We recently received communications from a third party and from certain shareholders suggesting that a former member of the Company’s board of directors and formerly its sole officer may have inadvertently taken certain actions, prior to the change in control in January, 2008, which create legal exposure for that former member of the board and perhaps indirectly the Company itself. The Company has submitted a claim to its Directors and Officers Liability Insurance carrier.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Since April 7, 2005 in January 2008 this was changed to WSMO.OB our common stock is quoted on the OTCBB under the symbol SMEG.OB. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2006

January 1, 2006 through March 31, 2006	$0.75	$0.13
April 7, 2006 through June 30, 2006	$0.30	$0.30
July 1, 2006 through September 30, 2006	$0.37	$0.10
October 1, 2006 through December 31, 2006	$0.20	$0.03

Fiscal 2007

January 1, 2007 through March 31, 2007	$2.75	$0.85
March 1, 2007 through June 30, 2007	$4.00	$0.80
June 30, 2007 through September 30, 2007	$7.00	$0.10
October 1, 2007 through December 31, 2007	$2.40	$0.85

       On August 17, 2007 we effected a one for forty reverse stock split.

       On March 31, 2008, the last sale price of our common stock as reported on the OTCBB was $0.75. As of December 31,
2007, there were approximately 999 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

       We sold 6,609,899 shares of our common stock for an aggregate consideration of $400,000. This amount was held by an escrow agent as of December 31, 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Historically we generated revenues from the sale of our products that include a starch blocker, as well as revenues from royalties for formulas of herbal health products. During fiscal 2007 it became apparent that our business model would not work on a long term profitable basis. As a result a controlling interest was sold and new management is presently considering its future business plans.

       Our historical financial operations are not material to an investment decision regarding our common stock.

RECENT CAPITAL RAISING TRANSACTIONS

       During the first quarter of 2008, we initiated a private offering where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share. The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D. As of March 31, 2008, we have raised $3,965,000 from twenty nine (29) accredited investors.

       The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by company management.

ITEM 7.	FINANCIAL STATEMENTS

       Our financial statements are contained in footnotes F-2 through F-7, which appear at the end of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 8A.	CONTROLS AND PROCEDURES

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
over financial reporting.

ITEM 8B.	OTHER INFORMATION

       None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITIONS
Matthew R. Jennings	38	President, Chief Executive, Officer, Director
Robert L. Jennings, II	39	Treasurer, Director
Shawn P. Crawford	38	Secretary

Matthew R. Jennings

Mr. Jennings has owned and operated investment related businesses since 1996.  He is licensed with the Financial Industry
Regulatory Authority (FINRA) and holds Series 7, 63, 24, 27, 65 and 4 licenses and is a Registered Investment Advisor.  In 2002,
Mr. Jennings founded Westmoore Investment, L.P. - an entrepreneurial investment fund offering a wide range of private placement investments. Through his leadership, vision and management the fund has grown to become a diversified group of companies spanning business development, lending, and property and real estate services with operations that have grown both domestically and internationally.

Robert L. Jennings II

Robert Jennings co-founded Westmoore Management LLC and Westmoore Securities, Inc. During his tenure of overseeing the securities business, he specialized in executing transactions for money managers, institutions, and various hedge funds.
Capitalizing on his experience managing residential and commercial properties, Mr. Jennings also directed the branding and development of Westmoore Realty. He is licensed with the Financial Industry Regulatory Authority (FINRA) and holds Series 7,
63, 24, and 4 licenses. He is also a licensed realtor in the state of California. Currently, he is the President and CEO of Harry’s
Pacific Grill.

Shawn Crawford

Shawn Crawford is the CEO and compliance officer of Westmoore Trading Co. He is currently COO of Capital Asset Lending,
Inc. and VP of Westmoore Lending LLC. Mr. Crawford has worked with C. K. Cooper through the acquisition of Mission
Capital Investment Group in 2001, where he was co-founder and operations manager. While at C. K. Cooper Mr. Crawford was in charge of the equity and fixed income trading departments as well as the brokerage operations. Prior to Mission Capital, Mr.
Crawford was a licensed broker with Del Mar Financial where he worked with the private client group. He is currently licensed with FINRA holding Series 7, 63, 24, 4, and 55 licenses.

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

       Board of Directors Independence. Our board of directors consists of two members. None of the members of our board of directors is "independent" within the meaning of rules and regulations of the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include"
independent" directors.

       Audit Committee Financial Expert. We do not yet have an audit committee. No member of our board of directors is an
"audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who:

       ● understands generally accepted accounting principles and financial statements,

       ● is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

       ● has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

       ● understands internal controls over financial reporting, and

       ● understands audit committee functions.

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

       ● honest and ethical conduct,

       ● full, fair, accurate, timely and understandable disclosure in

       ● regulatory filings and public statements,

       ● compliance with applicable laws, rules and regulations,

       ● the prompt reporting violation of the code, and

       ● accountability for adherence to the code.

       A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at 8141 E. Kaiser Blvd, Suite 312, Anaheim Hills, California 92808.

DIRECTOR COMPENSATION

       Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

ITEM 10.	EXECUTIVE COMPENSATION

       On February 26, 2008, we entered into an Executive Employment Contract with Matthew Jennings where he is to receive One Million (1,000,000) shares of Series A Preferred Stock of the Company as part of his compensation for services rendered. The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of Mr. Jennings, on a one for ten basis and/or 1,100,000 shares of common stock in the aggregate.
Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common
Stock of the Company.

       Also, as part of the Executive Employment Contract Matthew Jennings shall serve as the Company’s President for the term of five (5) years with a salary of $200,000 per year.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

       There were no individual SAR grants of options made during fiscal 2007 to any Named Executive Officer.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       At March 31, 2008 we had 11,794,888 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 by:

       ● each person known by us to be the beneficial owner of more

       ● than 5% of our common stock;

       ● each of our directors;

       ● each of our executive officers; and

       ● our executive officers, directors and director nominees as a group.

       Unless otherwise indicated, the business address of each person listed is in care of 8141 E. Kaiser Blvd., Suite 312,
Anaheim Hills, CA 92808. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. As of March 31, 2008, there were 11,794,888 shares outstanding.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Westmoore Capital Group, LLC	1,300,000	11.02%
Westmoore Investment, LP	1,195,792	10.14%
Westmoore Management, Inc.	1,540,699	13%
Joaquin de Teresa	2,000,000	17%
		51.16%

Each of the above Westmoore entities is controlled directly or indirectly by our President Matthew Jennings.

ITEM 13.	EXHIBITS

       The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
1.0	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
2.0	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
3.0	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2006 and
2007 The following table shows the fees that were billed for the audit and other services provided by that firm for the 2007 and
2006 fiscal years.

Accounting Fees charged
2006	$66,099
2007	$19,801

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

March 31, 2008	Westmoore Holdings, Inc.

By:	/s/ Matthew Jennings
-----------------------
Matthew Jennings
Chief Executive Officer,
President, and Director

-14-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Westmoore Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Westmoore Holdings, Inc. and its subsidiary, as of December
31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Westmoore Holdings, Inc. and its subsidiary, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of
America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.
These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP

Irvine, California
April 2, 2008

WESTMOORE HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$849	$60,965
Accounts receivable	50,000	39
Receivable from escrow agent	400,000	9,226
Inventory	-	-
Prepaid expenses	6,228	4,933
Deferred financing costs	-	-

Total current assets	457,077	75,163

Equipment and furniture:
Office furniture and computers	66,085	68,059
Accumulated depreciation	(58,585)	(49,351)

Total equipment and furniture	7,500	18,708

Deposits	5,816	7,316

Total assets	$470,393	$101,187

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,246	$15,544
Accrued expenses - related party	83,865	44,858
Taxes payable	10,170	10,239
Note payable	-	-
Capital lease obligation - current portion	-	-

Total current liabilities	177,281	70,641

Total liabilities	177,281	70,641

Commitments	-	-

Shareholders’ equity:
Preferred stock (par value $0.01) 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006, respectively
Common stock (par value $0.01) 100,000,000 shares authorized;
7,829,888 and 581,861 shares issued and outstanding at
December 31, 2007 and 2006, respectively	78,298	5,818
Additional paid in capital	4,668,742	3,875,819
Accumulated deficit	(4,453,928)	(3,851,091)

Total shareholders’ equity (deficit)	293,112	30,546

Total liabilities and shareholders’ equity	$470,393	$101,187

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Sales	$32,300	$14,423
Cost of sales	(31,733)	(18,061)

Gross (loss) profit	567	(3,638)

Revenue from royalties	-	3,189

Total net revenues	567	(449)

Professional fees	320,233	841,807
Compensation	116,289	1,125,249
Rent	75,905	67,879
Accounting fees	42,160	73,249
Office	35,566	54,454
Insurance	22,663	47,453
Advertising, marketing and promotion	7,344	47,258
Depreciation	9,444	9,407
Travel	-	13,100
Penalty Shares Expense	-	434,624

Total expenses	629,604	2,714,480

Operating loss	(629,037)	(2,714,929)

Other income and (expense)

Other income	27,000	-
Gain on decrease in fair value of stock price guarantee obligation	-	-
Gain on forgiveness of debt	-	44,245
Interest expense	-	-
Interest income	-	20,604

Total other income (expense)	27,000	64,849

Loss from continuing operations before income taxes	(602,037)	(2,650,080)
Provision for income taxes	(800)	(1,600)

Loss from continuing operations	(602,837)	(2,651,680)

Loss from discontinued operations	-	(99,687)

Net loss	$(602,837)	$(2,751,367)

Loss from continuing operations per share - basic and diluted	$(0.52)	$(4.18)

Loss from discontinued operations per share basic and diluted	$-	$(0.16)

Net loss per share basic and diluted	$(0.52)	$(4.34)

Weighted average number of shares outstanding - basic	1,157,871	634,768

Weighted average number of shares outstanding - diluted	1,157,871	634,768

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK
		PAR		PAR
	NUMBER	VALUE	NUMBER	VALUE
	OF	$0.01 PER	OF	$0.01 PER	PAID IN	ACCUMULATED
	SHARES	SHARE	SHARES	SHARE	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2005 (restated)	-	$ -	461,336	$ 4,613	$ 2,348,487	$(1,099,724)	1,253,376

Common shares issued for cash	-	-	43,500	435	434,565	-	435,000

Common shares issued for services provided	-	-	55,625	556	399,944	-	400,500

Common shares issued for penalty common shares	-	-	21,400	214	117,166	-	117,380

Penalty Warrants issued					317,244	-	317,244

Stock options issued as compensation	-	-	-	-	258,413	-	258,413

Net Loss						(2,751,367)	(2,751,367)

Balance at December 31, 2006			581,861	$ 5,818	$ 3,875,819	$(3,851,091)	$ 30,546

F-5

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK
		PAR		PAR
	NUMBER	VALUE	NUMBER	VALUE
	OF	$0.01 PER	OF	$0.01 PER	PAID IN	ACCUMULATED
	SHARES	SHARE	SHARES	SHARE	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	-	$ -	581,861	$ 5,818	$ 3,875,819	$(3,851,091)	$ 30,546

Common shares issued for services provided	-	-	121,167	1,212	279,972	-	281,184

Common shares issued as compensation	-	-	11,250	113	14,387	-	14,500

Common shares issued for payment of debt	-	-	108,098	1,080	118,639	-	119,719

Common shares issued for cash	-	-	7,007,512	70,075	379,925	-	450,000

Net Loss	-	-	-	-	-	(602,837)	(602,837)

Balance at December 31, 2007 .	-	-	7,829,888	$ 78,298	$ 4,668,742	$(4,453,928)	$ 293,112

See accompanying notes to consolidated financial statements.

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(602,837)	$(2,751,367)
Adjustments to reconcile net (loss) to net cash:
Depreciation and amortization	9,234	9,617
Shares issued for compensation and services, net	281,184	400,500
Stock issued for compensation	14,500	258,413
Shares issued for payment of debt	119,719
Penalty shares and warrants	-	434,624
Gain on reduction of stock price guarantee	-	-
Gain on forgiveness of debt	-	(44,245)
(Increase) decease in operating assets:
Accounts receivable	(49,961)	7,450
Inventory	9,226	12,884
Prepaid expenses	(1,295)	543,797
Deferred tax assets	-	-
Other assets	7,316	(1,600)
Deposit	(5,816)	-
Increase (decrease) in operating liabilities:
Accounts payable	67,702	(29,365)
Accrued expenses	39,007	(9,722)
Income tax payable	(69)	880

Net cash provided by (used in) operating activities	(112,090)	(1,168,134)

Cash flows from financing activities:
Proceeds from note payable and warrants	-	-
Repayment of note payable	-	(215,000)
Capital lease	-	(7,164)
Common stock issued for cash	50,000	435,000

Net cash provided by (used in) financing activities	50,000	212,836

Cash flows from investing activities:
Equipment	1,974	(2,996)

Net cash provided by (used in) investing activities	1,974	(2,996)

Net increase (decrease) in cash	(60,116)	(958,294)

Cash, beginning of period	60,965	1,019,259

Cash, end of period	$849	60,965

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for services	$18,184	$400,500

Stock issued for future services	$-	-

Penalty Stock and Warrants issued	$-	$434,624

Stock options issued for compensation	$14,500	$258,413

Stock issued for payment of debt	$119,719	$258,413

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

Payments of interest	$-	$-

Income taxes	$800	$-

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	HISTORY AND ORGANIZATION OF THE COMPANY RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS;

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

       ● Port Star North Carolina caused the Company’s formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and

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

       The Company remained inactive until March 20, 1984, when the stockholders voted to acquire Energy Dynamics, Inc., and changed its name to Energy Dynamics, Inc. However, on March 20, 1985, the acquisition was rescinded due to non-
performance by Energy Dynamics. At this time, the Company changed its name to Heathercliff Group Inc., and from 1984 to
1985, engaged in real estate development. Real estate operations ceased in 1985, and, later that year, Nevada revoked the charter for failing to file required reports.

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

       On September 10, 2003, the Company formed Vet Medicinals, Inc. as a wholly owned subsidiary under the laws of the
State of Nevada. Vet Medicinals, Inc. is currently inactive. The Company is engaged in two businesses: (1) it is developing a network of StarMed Wellness Centers that will offer preventative, traditional medical and alternative treatments directed towards achieving "total wellness," and (2) it markets a line of over-the-counter, alternative medicinal products. Historically, the
Company’s operations were devoted to formulating and marketing a line of over-the-counter, alternative medicinal products.
Severe competition in the medicinal product market and the loss of a significant distribution outlet whose revenues accounted for a substantial portion of the Company’s 2004 revenues have resulted in a significant reduction in the Company’s product sales.

       During fiscal 2005 the Company’s management made a strategic decision and redirected its efforts to the development and establishment of a network of StarMed Wellness Centers. During the year ended December 31, 2006, the Company closed all of its Wellness Centers.

NAME CHANGE OF THE COMPANY

       On January 17, 2008, we entered into a closing agreement with Westmoore Investment, L.P., a California limited partnership, and certain of its affiliated companies (“Westmoore”), and certain other individuals and companies. As part of this agreement, the name of StarMed Group, Inc. was changed to Westmoore Holdings, Inc. Through FINRA, the trading symbol was changed from SMED to WSMO.

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

ACCOUNT RECEIVABLE

       During 2007, the Company entered into a contract to sell StarMed Group, Inc. and subsidiary to investors for $400,000.
The receivable of $400,000 due from the Escrow Agent.

INVENTORY

       The Company contracts a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower. During the years ended December 31,
2007 and 2006, the Company disposed of expired inventory totaling $9,226 and $13,120, respectively.

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

       As disclosed in Note 5, the Company issued 46,250 post reverse stock split stock options to employees of the Company in February and October 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.005 and $0.001. The fair value of the options were measured using the Black Scholes option pricing model. The model used the following assumptions: exercise price of $0.009 and $0.004, weighted average life of options of five years, risk free interest rate of 4.50% and $.65%, and average dividend yield of 0.00%. The Company charged approximately $258,000 to compensation expense during the year ended December 31 2006.

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

ADVERTISING COSTS

       The Company expenses advertising costs as incurred. For the years ended December 31, 2007 and 2006, the Company incurred advertising expense of $7,344 and $47,258, respectively.

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

2. GOING CONCERN AND MANAGEMENT’S PLANS

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

3. CORPORATE CREDIT CARD

       The Company has available up to $20,000 on an unsecured corporate credit card. The minimum payment due was $30 as of December 31, 2007 and 2006. The Company had an outstanding balance of $535 and $648 as of December 31, 2007 and
2006, respectively which is included in accounts payable.

4. DEBT

       On July 23, 2003, the Company entered into an agreement for the cancellation of the note payable in the amount of
$467,255 including accrued interest through July 23, 2003, in exchange for the issuance of 2,076 post reverse stock split restricted shares of common stock. The agreement includes a guarantee and option whereby the Company guarantees a market price of $3.50 per share in the event of the future sale of the shares by the related shareholder in the form of either cash or additional shares of common stock valued at the bid price on the date of payment.

       On February 7, 2006, the Company entered into a settlement agreement with the creditor pursuant to which the 2003 agreement was rescinded and cancelled, the Company paid the creditor $215,000, and the indebtedness was cancelled. The remaining balance of notes payable was included in Gain on forgiveness of debt of $44,245.

CAPITAL LEASE

       The Company had a five-year lease on computers. The monthly payment was $1,473 per month. The Company acquired the computers for $1 at the end of the lease. The Company has calculated the present value of the computers assuming a
12% interest rate as $62,575 and has capitalized that value for depreciation. The balance of the capital lease obligation was paid in full at December 31, 2006.

       The equipment under capital lease is as follows:

	DECEMBER 31, 2007	DECEMBER 31, 2006

Office furniture and computers	$ 66,085	$ 68,059
Less: accumulated depreciation	(58,585)	(49,351)

	$ 7,500	$ 18,708

       The Company had depreciation expense of $9,444 and $9,407 for the years ending December 31, 2007 and 2006, respectively.

       Capital lease was paid in full as of December 31, 2006. The office lease for the corporate offices were terminated as of
January 17, 2008 as part of Westmoore Holdings, L.P purchase of StarMed Group, Inc. (see note 10)

NOTES PAYABLE

       On June 28, 2005, the Company issued a $500,000 10% senior secured convertible promissory note and a stock purchase warrant for a total of $490,000 as part of a private offering. Principal and interest are convertible at the holder’s option upon an event of default into shares of the Company’s common stock at a price per share that is equal to seventy percent (70%)
of the lower of: (i) the ten (10) day average of the closing bid price of the Company’s common stock on the day prior to the date of conversion of this note or (ii) the closing bid price of the Company’s common stock on the day prior to the date of conversion.
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

       The stock purchase warrant entitles the holder to purchase, at an exercise price per share equal to $16.00 per share, up to 6,250 post reverse stock split shares of the Company’s common stock. The exercise price is subject to an adjustment related to any dividends, subdivisions, combinations, or issuances of shares at a discounted price.

       The fair value of the stock purchase warrants was approximately $67,500 or $10.80 per warrant and was determined using the Black Scholes pricing model. The factors used were the warrant exercise price of $10.00 per share, the 5 year life of the warrants, volatility measure of 135.8%, a dividend rate of 0% and a risk free interest rate of 3.76%. The warrant can be exercised in whole or in part and expires on June 28, 2010. No warrants were exercised as of September 30, 2005. The
Company’s obligation to the note holder is collateralized by a security interest in all of the Company’s assets. A placement fee totaling $40,000 was deducted from the proceeds of the offering. The Company is expensing this fee over the life of the note.

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

5. CAPITAL STOCK

       In 2006, the Company issued 43,500 common shares for $435,000.

       In January 2006, the Company sold an aggregate of 43,500 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of
Regulation D of the Securities Act. Each unit was sold for a purchase price of $0.06, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, subject to adjustment, which resulted in the issuance by us of an aggregate of 43,500 shares of common stock and common stock purchase warrants to purchase an additional 43,500 shares of our common stock. Gross proceeds were $435,000.

       We agreed to file a registration statement with the SEC on or before March 20, 2006 covering the shares of common stock, including the shares underlying the warrants, issued in this offering so as to permit the resale thereof. We also agreed to use our best efforts to ensure that the registration statement be declared effective by the SEC by June 3, 2006. The registration statement was not filed with the SEC until June 19, 2006, and it did not become effective until August 4, 2006. As a result, under the terms of the offering, we were required to issue an additional 21,400 shares of our common stock and common stock purchase warrants to purchase an additional 21,403 shares as of August 4, 2006, of which: 21,400 shares and 21,403 warrants were reflected in our consolidated balance sheets and consolidated statement of shareholders’ equity during the year ended
December 31, 2006. The shares of common stock were valued at $117,880 and the warrants were valued at $317,244. The penalty shares of common stock, including the common stock underlying the additional warrants, were included in the registration statement.

       Subject to certain conditions, from the date the warrants were issued until 30 days prior to the expiration date of the warrants, the Company may require warrant holders to exercise or forfeit their warrants, provided that (i) the closing price for our common stock is at least $60.00 per share for 20 consecutive trading days and (ii) trading volume in our common stock exceeds
3,750 shares per day for each trading day during such twenty day period.

       In January 2008, Westmoore Investment, L.P. and its affiliates acquired 6,609,899 shares of our common stock for
$400,000. This amount remained with the escrow agent as of December 31, 2007.

Description of Securities

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

Common Stock Purchase Warrants

       At January 31, 2006 the Company had common stock purchase warrants outstanding to purchase an aggregate of
242,300 shares of our common stock, of which:

       ● Warrants to purchase 6,250 shares, exercisable until September 2010, at a price of $10.00 per share, subject to adjustment, were issued to the purchaser of $500,000 principal amount 10% senior secured convertible promissory note; and

       ● Five year common stock purchase warrants to purchase 236,050 shares, exercisable at a price of $40.00 per share, subject to adjustment, were issued to purchasers of our units from December 2005 to January 2006.

       In January 2006, the Company sold an aggregate of 43,500 units of our securities to 99 accredited investors in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Rule 506 of
Regulation D of the Securities Act.

       Each unit was sold for a purchase price of $0.06, and consisted of one share of our common stock and one redeemable five year common stock purchase warrant, exercisable at $1.00 per share, subject to adjustment, which resulted in the issuance by us of an aggregate of 43,500 shares of common stock and common stock purchase warrants to purchase an additional 43,500 shares of our common stock. Gross proceeds were received of $435,000.

       Subject to certain conditions, the Company may require warrant holders to exercise or forfeit their warrants, provided that the closing price for our common stock is at least $60.00 per share, subject to adjustment, for 20 consecutive trading days and trading volume in our common stock exceeds 3,750 shares per day for each trading day during such 20 day period.

       For one year following the date of issuance, the Company is obligated to issue additional shares of Company common stock to purchasers of the units to protect them against dilution in the event that we issue shares of our common stock during such one-year period at less than $10.00 per share. In addition, for a one year period following the date of issuance and continuing until the warrants expire, the exercise price is subject to "weighted-average" anti-dilution protection for subsequent issuances of common stock or securities convertible into common stock at less than the then current warrant exercise price, excluding certain issuances unrelated to capital raising transactions.

       In January 2008, the company sold an aggregate of 6,609,899 shares of our common stock to Westmoore Investment,
L.P. in an offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and
Rule 506 of Regulation D of the Securities Act, each unit was sold for a purchase price of 0.06 and consisted of one share of our common stock.

6. INCOME TAXES

       Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

	DECEMBER 31, 2007	DECEMBER 31, 2006

Federal statutory tax	(34.00%)	(34.00%)
State taxes, net of federal tax	(5.83%)	(5.83%)
Valuation allowance	39.83%	39.83%

	-	-

       The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

       The Company had available unused federal and state operating loss carry-forwards of approximately $4,868,000 and
$4,238,000 at December 31, 2007 and 2006 respectively that may be applied against future taxable income.

       SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

       Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisition s of subsidiaries. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

       The company accounts for income taxes in accordance with Statement SFAS No. 109 - Accounting for Income Tax and
FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement of No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items:

       -Differences in calculating depreciation on property, plant and equipment
       -Differences in calculating amortization and/or impairments on intangible assets
       -Allowances for bad debt
       -Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of December 31:

	2006	2007
Current:

Federal	$-	$-
State	(1,600)	(800)

	(1,600)	(800)

Deferred:

Federal	939,000	205,000
State	160,000	53,000

Total (provision) benefit before
valuation allowance	1,095,000	258,000

Change in valuation allowance	(1,095,000)	258,000

Total provision	$(600)	$(800)

The components of the net deferred income tax asset are as follows as of December 31:

	2006	2007
Deferred income tax assets:
Net operating loss carry forward	$1,688,000	$1,939,000

	1,688,000	1,939,000

Deferred income tax asset, net before valuation
allowance	1,688,000	1,939,000

Less: valuation allowance	(1,688,000)	(1,939,000)

Deferred income tax asset, net	$-	$-

7. COMMITMENTS

       The Company entered into a twelve month lease for office space commencing November 1, 2003 that expired in
October 31, 2004 and was extended for an additional year until December 31, 2005. The Company extended the lease for office space for three years commencing January 1, 2006 and expiring December 31, 2008. Rent expenses incurred for the years ended
December 31, 2007, 2006 were $75,905 and $67,879 respectively. Future minimum rental payments under the office lease are
$69,943.

8. RELATED PARTY TRANSACTIONS

       The Company owes two shareholders a total of $83,865 and $44,858 in expense reimbursements as of December 31,
2007 and 2006 respectively. These amounts are reflected in accrued expenses, related party.

9. COMMITMENTS AND CONTINGENCIES

       NONE

10. SUBSEQUENT EVENTS

       On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore
Management, L.P. to sell 6,609,899 shares for $400,000, which was held by the escrow agent as of December 31, 2007.

       Effective January 17, 2008, the President of StarMed Group, Inc. resigned and terminated his employment agreement and all of his rights under the agreement.

EXHIBIT 1.0

RULE 13A-14(A)/15D-14(A) CERTIFICATION

       I, Matthew Jennings, certify that:

       I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2007 of Westmoore Holdings,
Inc.;

       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

       The small business issuer’s other certifying officer(s) and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions after the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5. The small business issuers other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

April 2, 2008	By: /s/ Matthew Jennings
-------------------------------
Matthew Jennings, CEO, President, Director

EXHIBIT 2.0

RULE 13A-14(A)/15D-14(A) CERTIFICATION

       I, Matthew Jennings, certify that:

       I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2007 of Westmoore Holdings,
Inc.;

       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

       The small business issuer’s other certifying officer(s) and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions after the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

       The small business issuers other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

April 2, 2008	By: /s/ Matthew Jennings
-------------------------------
Acting Chief Financial Officer and
principal financial and accounting officer

EXHIBIT 3.0

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Starmed Group, Inc. (the "Company") on Form 10-KSB for the year ended
December 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Matthew Jennings, CEO of the
Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that:

       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

April 2, 2008	/s/ Matthew Jennings
-------------------------
Matthew Jennings, CEO, President,
Acting Chief Financial Officer,
principal executive officer and
principal financial and
accounting officer

       A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the company and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.