Form 10QSB
period 2008-03-31
WESTMOORE HOLDINGS, INC.
filed 2008-05-20
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-33153

WESTMOORE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2220728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8141 E. Kaiser Blvd., Suite 312, Anaheim Hills, CA 92808
(Address of principal executive offices)

(714) 998-4425
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008 the registrant had 11,694,888 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:    Yes [  ]   No [X]

WESTMOORE HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

When used in this report, the terms "Westmoore Holdings," "Westmoore," the "Company," " we," "our," and "us" refers to Westmoore Holdings, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this annual report.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

WESTMOORE HOLDINGS, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets:

Cash	$16,721	$849
Accounts receivable	-	50,000
Prepaid expenses	27,883	6,228
Receivable from escrow agent	-	400,000
Interest receivable	59,894	-

Total current assets	104,498	457,077

Equipment and furniture:

Office furniture and computers	-	66,085
Accumulated depreciation	-	(58,585)

Total equipment and furniture	-	7,500

Deposits	-	5,816
Notes receivable	3,363,110	-

Total assets	$3,467,608	$470,393

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
BALANCE SHEETS
(UNAUDITED) (con’t.)

	March 31, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$5,878	$83,246
Accounts payable – related party	-	83,865
Accrued expenses	19,667	-
Income tax/sales tax payable	800	10,170
Debt for stock issuance	50,000	-

Total Liabilities	$76,345	$177,281

Shareholder’s equity (deficit):

Preferred stock (par value $0.01) 24,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	-	-

Preferred stock Series A (par value $0.01) 1,000,000 shares authorized, 1,000,000 and no shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	10,000	-

Common Stock (par value $0.01) 20,000,000 Shares Authorized; 11,694,888 and 7,829,888 shares issued at March 31, 2008 and December 31, 2007 respectively	116,948	78,298
Additional paid in capital	7,895,823	4,668,742

Accumulated deficit	(4,631,508)	(4,453,928)

Total shareholders’ equity (deficit)	3,391,263	293,112

Total liabilities and shareholders’ equity	$3,467,608	$470,393

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE MONTHS ENDED	MARCH 31,
	2008	2007
Sales	$-	$2,289

Total revenues	-	2,289

Cost of sales	-	(875)

Gross profit (loss)	-	1,414

General, selling and administrative expenses:
Compensation	98,667	75,520
Professional fees	98,626	234,750
Accounting fees	48,982	10,635
Office	2,352	9,780
Rent	-	21,986
Insurance	24,657	8,348
Advertising, marketing and promotion	-	710
Depreciation	-	2,361
Travel	-	134

Total general, selling and administrative expenses	(273,284)	364,224

Income (loss) from operations	(273,284)	(362,810)

Interest expense	-	(576)
Interest Income and Loan Fees	96,504	-
Total other income (expense)	96,504	(576)
Income (loss) before taxes	(176,780)	(363,386)
Provision for income tax	800	-
Net income (loss)	$(177,580)	$(363,386)

Net income (loss) per share - basic	$(0.02)	$(0.01)
Net income (loss) per share - diluted	$(0.02)	$(0.01)
Weighted average number shares outstanding - basic	10,883,789	25,464,278
Weighted average number shares
outstanding - diluted	10,883,789	25,464,278

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	PREFERRED STOCK		COMMON STOCK
	NUMER OF SHARES	PAR VALUE ($0.01)	NUMBER OF SHARES	PAR VALUE ($0.01)	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance at December 31, 2007	-	-	7,829,888	$78,298	$4,668,742	$(4,453,928)	$293,112

Shares issued for as compensation	1,000,000	10,000	-	-	69,000	-	79,000

Shares issued for payment of debt	-	-	100,000	1,000	99,000	-	100,000

Shares issued for cash	-	-	3,765,000	$37,650	$3,059,081	-	3,096,731

Net Loss	-	-	-	$-	$-	$(177,580)	$(177,580)
Balance at March 31, 2008	1,000,000	$10,000	11,694,888	$116,948	$7,895,823	$(4,631,508)	$3,391,263

See accompany notes to consolidated financial statements.

WESTMOORE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended:
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(177,580)	$(363,386)

Adjustments to reconcile net income (loss) to net cash:
Depreciation	-	2,151
Shares issued for services	-	217,750
Shares issued for compensation	-	6,500
Shares issued for repayment of debt	-	114,719
Change in assets and liabilities:
Accounts Receivable	450,000	(6)
Decrease in inventory	-	842
Prepaid expenses	(21,655)	4,933
Deposit	5,816	1,500
Accounts payable	(77,368)	7,677
Accrued expenses	(64,198)	(44,858)
Income tax payable	(9,370)	115

Net cash used by operating activities	(105,645)	(52,063)

Cash flows from financing activities:
Increase in debt for stock issuance	50,000	-
Increase due to issuance of preferred stock	10,000	-
(Decrease) in the additional paid in capital	37,650	-
Shares issued in conjunction with acquisition of Company	100,000	-
Cash received from issuance of common stock	3,128,081	-

Net cash provided (used) by financing activities	3,325,731	-

Cash flows from investing activities:		-
Notes receivable	(3,363,110)
Interest receivables	(59,894)
Equipment	7,500	1,975
Net cash provided (used) by investing activities	(3,415,504)	1,975
Net increase (decrease) in cash	15,872	(50,088)
Cash, beginning of period	849	60,964
Cash, end of period	$16,721	$10,876

Supplemental information on non-cash and financing Activities
Stock Issued for Compensation, Services and Debt	$1,000,000	$338,969
Supplemental cash flow information Cash paid for interest	$-	$576
Cash paid for income taxes	$-	$-
See accompanying notes to the consolidated financial statements

WESTMOORE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)
______________________________________________________________________________

1.           HISTORY AND ORGANIZATION OF THE COMPANY

OUR HISTORY

We (the Company, Westmoore Holdings, Inc.), were incorporated in Nevada on August 13, 1981, under the name Port Star Industries, Inc.  We were organized to succeed to the properties, rights and obligations of Port Star Industries, Inc., a publicly-held North Carolina corporation formed on November 3, 1961 under the name of Riverside Homes, Inc. ("Port Star North Carolina").

At the time of our formation, Port Star North Carolina had no assets, liabilities or operations.  In order to change the domicile of Port Star North Carolina to Nevada:

• Port Star North Carolina caused our formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder's share ownership of Port Star North Carolina.

• Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

• We remained inactive until March 20, 1984, when our stockholders voted to acquire Energy Dynamics, Inc., and changed our name to Energy Dynamics, Inc.  However, on March 20, 1985, the acquisition was rescinded due to non-performance by Energy Dynamics.  At this time, we changed our name to Heathercliff Group Inc. and from 1984 to 1985, engaged in real estate development.  Real estate operations ceased in 1985, and, in 1985, Nevada revoked our charter for failing to file required reports.

• On January 10, 2000, we revived our Nevada charter and, in connection therewith, we changed our name to StarMed Group, Inc.  At the time of the revival of our charter, we had no assets or liabilities. Mr. Herman Rappaport was our majority stockholder either directly or through his family trust.

• On July 27, 2001, we acquired Sierra Medicinals, Inc., an Arizona corporation incorporated in March 2000, in a share exchange whereby we issued a total of 469,792 shares of common stock for all of the issued and outstanding shares of Sierra Medicinals, Inc.  Mr. Herman Rappaport, either directly or through his family trust, was a majority stockholder of Sierra Medicinals, Inc.

• On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Management, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

• In addition, effective January 17, 2008, we terminated all existing business operations and the President of StarMed Group, Inc. resigned and terminated his employment agreement and all of his rights under the agreement.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, payables and accrued expenses. The estimated fair value of these instruments approximates their carrying value.

ACCOUNT RECEIVABLE

During the year of 2007, the Company sold 6,609,899 shares of common stock for an aggregate consideration of $400,000.  The receivable amount of $400,000 and was collected for March 31, 2008.

INVENTORY

The Company had previously contracted with a third party to process and package its formulated herbal products. The Company accounts for its inventory of finished goods on a first-in, first-out basis or market, if it should be lower.  As of January 17, 2008, the Company spun off its operating subsidiaries to StarMed’s shareholders.  At that point, the Company no longer had any business operations.

EQUIPMENT AND FURNITURE

On or about January 17, 2008, the Company spun off StarMed’s subsidiaries to the former owners.  As a result, all equipment and furniture was transferred to the former owners and has been written off of the Company’s books as of January 1, 2008.  The Company does not own any equipment or furniture as of March 31, 2008.

STOCK BASED COMPENSATION

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company is to receive One Million (1,000,000) shares of Series A Preferred Stock of the Company as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company. The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $16,667 is accrued at March 31, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which a $3,000 was accrued at March 31, 2008.

INCOME TAXES

The Company has deferred income taxes which are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ADVERTISING COSTS

The Company expenses advertising costs as incurred.  For the period ending March 31, 2008 and December 31, 2007, the Company incurred advertising expense of $0 and $7,344, respectively.

3.           NOTES RECEIVABLE

The Company entered into several 12 month secured promissory note agreements which totaled in the amount of $3,363,110.  The interest rate for each loan varies between 8-10% per annum.  The principal balance is due at the end of the term for each promissory note.

The Company accompanying financial statements, which have been prepared in conformity with the generally accepted accounting principles (“GAAP”) in the United States of America, contemplates the continuation of the Company as a going concern.  Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations.  Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management is currently in the process of securing additional financing for the Company.

4.           CAPITAL STOCK

In January 2008, Westmoore Investment, L.P. and its affiliates acquired 6,609,899 shares of our common stock for $400,000, which was retained in escrow at December 31, 2007, and was released from escrow at closing on January 17, 2008.

During the first quarter of 2008, we initiated a private offering where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  As of March 31, 2008, we have raised $3,765,000 from twenty seven (27) accredited investors.  The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

The assets and liabilities that were retained by the prior owners of the Company plus the commission paid out to brokers netted to $668,269.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  Of the 25,000,000 shares of preferred stock, 1,000,000 shares have been designated as “Series A Preferred Stock”.

COMMON STOCK

The holders of common stock are entitled to one vote per share on all matters submitted to a vote by the shareholders of the Company, including the election of directors. The shareholders have no rights to cumulate votes in the election of directors.  The shareholders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock.  In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Shareholders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $.01.  Such preferred stock may be designated in one or more series with such designations as voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution by the board of directors. The issuance of preferred stock by the Company may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

COMMON STOCK PURCHASE WARRANTS

On January 31, 2006, the Company had common stock purchase warrants outstanding to purchase an aggregate of 242,300 shares of our common stock, of which:

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

On January 26, 2008 the Company initiated a private offering within the meaning of Regulation D of the Securities Act where the Company offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  Each warrant entitles the holder to purchase common stock at any time prior to one year from the date of issuance. As of March 31, 2008 there have been 3,765,000 Units purchased by twenty seven (27) accredited investors.

5.           INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

	MARCH 31 2008	DECEMBER 31, 2007

Federal statutory tax	(34.00%)	(34.00%)
State taxes, net of federal tax	(5.83%)	(5.83%)
Valuation allowance	39.83%	39.83%
	- %	- %

The effective income tax rate differs from the federal statutory rate primarily due to permanent timing differences and net operating loss carry forwards.

The Company had available unused federal and state operating loss carry-forwards of approximately $0 and $4,868,000 at March 31, 2008 and December 31, 2007 respectively.

Change in ownership provisions limit the benefits from net operating losses and non-capital losses carried for United States tax purposes.  In addition, the net operating losses can only be used in the same industry in which they have been incurred.  At this time, management believes the NOL’s to be usable and furthermore believes they will expire before being used.

The Company had available unused federal and state operating loss carry-forwards of approximately $4,868,000 and $4,238,000 at December 31, 2007 and 2006 respectively, which may be applied against future taxable income.

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
-Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of December 31, 2007 and March 31, 2008:

	2007	2008
Current:
Federal	$-	-
State	(800)	(800)

Deferred:
Federal	205,000	0
State	53,000	0

Total (provision) benefit before valuation allowance	258,000	0

Change in valuation allowance	258,000	0

Total provision	$(800)	$(800)

The components of the net deferred income tax asset are as follows as of December 31, 2007 and March 31, 2008:

	2007	2008
Deferred income tax assets:
Net operating loss carry forward	$1,939,000	$0

	1,939,000	0

Deferred income tax asset, net before valuation allowance	1,939,000	0

Less: valuation allowance	1,939,000	0

Deferred income tax asset, net	$-	$-

6.           RELATED PARTY TRANSACTIONS

The Company had transactions with two shareholders who were owed a total of $0 and $83,865 in expense reimbursements as of March 31, 2008 and December 31, 2007 respectively.  These amounts are reflected in accounts payable, related party.

7.           COMMITMENTS AND CONTINGENCIES

None.

8.           SUBSEQUENT EVENTS

Bear Industrial Holdings, Inc. (the “Subsidiary”), a wholly owned subsidiary of Westmoore Holdings, Inc. (the “Parent” or “WSMO”) entered into an Asset Purchase Agreement (the “Agreement”) with Bear Industrial Supply & Manufacturing, Inc. (“Bear”). The Agreement provides for the acquisition of substantially all of the assets of Bear for a purchase price of $2.25 million dollars payable as follows: (i) $974,810 in cash; (ii) the issuance of $1,275,190 million in stock, calculated at the closing bid price on the date of the Agreement and (iii) Two million five year options to acquire shares of the Company’s common stock exercisable at $1.25 per share.

Certain officers and directors of the Parent are also shareholders of Bear. In order to address this conflict of interest the Company took the following steps: (i) it secured an independent valuation of Bear expressing an opinion of $2.21 million in value; (ii) all interested directors and officers abstained from any decision or voting in connection with the execution of the Agreement and (iii) the Agreement was unanimously approved by all disinterested directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Westmoore Holdings, Inc. has refocused its business model and has stopped marketing the line of over-the-counter vitamins, minerals and other supplements under the StarMed and Sierra Medicinals brand names.

On or about January 17, 2008 we terminated all existing business operations and a change in control was effected, providing voting and operational control to Westmoore Investment, L.P. and its affiliated companies and investors.

During the first quarter of 2008, we initiated a private offering where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  As of March 31, 2008, we have raised $3,765,000 from twenty seven (27) accredited investors.  The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by company management.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the financial statements included elsewhere in this quarterly report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, which have since vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, which have vested based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The “more-likely-than-not” threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax is not considered “more-likely-than-not” it is to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment upon adoption would be recorded directly to retained earnings and reported as a change in accounting principle at December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1
●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2
●	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly for substantially the full term of the asset or liability;

Level 3
●	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of balance sheet date the company assets and liabilities are not measured at fair value.  In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of FAS 159 were adopted January 1, 2008.  The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

On or about January 17, 2008, in conjunction with the Company’s acquisition of StarMed Group, Inc., StarMed Group, Inc. operating subsidiaries were spun off to StarMed’s shareholders.  At that point, the Company no longer had any business operations.  Thus, the total revenues for the three months ended March 31, 2008 were $0 as compared to $2,289 during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008, we had cash on hand of $16,721 as compared to cash on hand of $849 at December 31, 2007. At March 31, 2008 our working capital was $46,620 as compared to working capital of $279,384 at December 31, 2007.

Net cash used in operating activities during the three months ended March 31 2008 was $262,758 as compared to $52,063 during the same period in 2007, an increase of $210,695, or 4.04%.
Net cash used in financing activities during the three months ended March 31, 2008 was $3,264,731 compared to the net cash provided by financing activities of $0 during the same period in 2007.  The change reflects proceeds received from our capital raising transactions in the first quarter of 2008.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

As of March 31, 2008 we had limited operations and there is no assurance that these operations will eventually produce a positive cash flow. After March 31, 2008 we acquired substantially all of the assets of Bear Industrial & Manufacturing, Inc. (“Bear”). Bear has only generated limited profit through its operations.  As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to identify profitable acquisition opportunities. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2008 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

Although our company has existed since December 1962, in January, 2008 a change in control was effected and a new management team was installed. We are currently assessing our future business plans. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

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

Our management currently beneficially owns or controls approximately 70% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Mathew Jennings, our CEO, as well as other members of our management. While we are a party to an employment agreement with The President of the Company, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace The President of the Company’s services on a timely fashion, if at all. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

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

In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders. We did issue 1 million shares of preferred stock to Mathew Jennings during the first quarter of 2008.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2008, we initiated a private offering where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act.  As of March 31, 2008, we have raised $3,765,000 from twenty nine (27) accredited investors.  The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by company management.

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

WESTMOORE HOLDINGS, INC.

Date: May 20, 2008	By:	/s/ Matthew Jennings
Matthew Jennings
Chief Executive Officer and
Acting Chief Financial Officer