Form 10QSB/A
period 2008-03-31
WESTMOORE HOLDINGS, INC.
filed 2008-05-29
CIK 1135263

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

(714) 998-4425
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ X ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008 the registrant had 11,694,888 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

WESTMOORE HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at March 31, 2008 and
	December 31, 2007 (unaudited)	3

	Statements of Operations for the three months
	Ended March 31, 2008 and 2007 , respectively (unaudited)	5

	Statement of Shareholders’ Equity (Deficit) for
	Three months ended March 31, 2008 (unaudited)
		6

	Statements of Cash Flows for the three months ending
	March 31, 2008 and March 31, 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

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

WESTMOORE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE MONTHS ENDED	MARCH 31,
	2008	2007
Sales	$-	$2,289

Total revenues	-	2,289

Cost of sales	-	(875)

Gross profit (loss)	-	1,414

General, selling and administrative expenses:
Compensation	98,667	75,520
Professional fees	98,626	234,750
Accounting fees	48,982	10,635
Office	2,352	9,780
Rent	-	21,986
Insurance	24,657	8,348
Advertising, marketing and promotion	-	710
Depreciation	-	2,361
Travel	-	134
Total general, selling and administrative expenses	(273,284)	364,224
Income (loss) from operations	(273,284)	(362,810)
Interest expense	-	(576)
Interest Income and Loan Fees	96,504	-
Total other income (expense)	96,504	(576)
Income (loss) before taxes	(176,780)	-
Provision for income tax	800	(363,386)
Net income (loss)	$(177,580)	$(363,386)
Net income (loss) per share - basic	$(0.02)	$(0.01)

Net income (loss) per share - diluted	$(0.02)	$(0.01)
Weighted average number shares
outstanding - basic	10,883,789	25,464,278
Weighted average number shares
outstanding - diluted	10,883,789	25,464,278
See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	PREFERRED STOCK		COMMON STOCK
	NUMER OF SHARES	PAR VALUE ($0.01)	NUMBER OF SHARES	PAR VALUE ($0.01)	PAID IN CAPITAL	ACCUMULATED DECIFIT	TOTAL
Balance at December 31, 2007	-	-	7,829,888	$78,298	$4,668,742	$(4,453,928)	$293,112

Shares issued for as compensation	1,000,000	10,000	-	-	69,000	-	79,000

Shares issued for payment of debt	-	-	100,000	1,000	99,000	-	100,000

Shares issued for cash	-	-	3,765,000	$37,650	$3,059,081	-	3,096,731

Net Loss	-	-	-	-	-	$(177,580)	$(177,580)
Balance at March 31, 2008	1,000,000	$10,000	11,694,888	$116,948	$7,895,823	$(4,631,508)	$3,391,263

See accompany notes to consolidated financial statements.

WESTMOORE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended:
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(177,580)	$(363,386)

Adjustments to reconcile net income (loss) to net cash:
Depreciation	-	2,151
Shares issued for services	-	217,750
Shares issued for compensation	-	6,500
Shares issued for repayment of debt	-	114,719
Change in assets and liabilities:
Accounts Receivable	450,000	(6)
Decrease in inventory	-	842
Prepaid expenses	(21,655)	4,933
Deposit	5,816	1,500
Accounts payable	(77,368)	7,677
Accrued expenses	(64,198)	(44,858)
Income tax payable	(9,370)	115

Net cash used by operating activities	105,645	(52,063)

Cash flows from financing activities:
Increase in debt for stock issuance	50,000	-
Increase due to issuance of preferred stock	10,000	-
(Decrease) in the additional paid in capital	37,650	-
Shares issued in conjunction with acquisition of Company	100,000	-
Cash received from issuance of common stock	3,128,081	-

Net cash provided (used) by financing activities	3,325,731	-

Cash flows from investing activities:		-
Notes receivable	(3,363,110)
Interest receivables	(59,894)
Equipment	7,500	1,975
Net cash provided (used) by investing activities	(3,415,504)	1,975
Net increase (decrease) in cash	15,872	(50,088)
Cash, beginning of period	849	60,964
Cash, end of period	$16,721	$10,876

Supplemental information on non-cash and financing Activities
Stock Issued for Compensation, Services and Debt	$1,000,000	$338,969
Supplemental cash flow information Cash paid for interest	$-	$576
Cash paid for income taxes	$-	$-
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

	2007	2008
Current:

Federal	$-	$-
State	(800)	(800)

	(800)	(800)

Deferred:

Federal	205,000	0
State	53,000	0

Total (provision) benefit before
valuation allowance	258,000	0

Change in valuation allowance	258,000	0

Total provision	$(800)	$(800)

The components of the net deferred income tax asset are as follows as of December 31, 2007 and March 31, 2008:

	2007	2008
Deferred income tax assets:
Net operating loss carry forward	$1,939,000	$0

	1,939,000	0

Deferred income tax asset, net before valuation
allowance	1,939,000	0

Less: valuation allowance	1,939,000	0

Deferred income tax asset, net	$-	$-

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

Level 1
•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2
•	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly for substantially the full term of the asset or liability;

Level 3
•	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Net cash used in operating activities during the three months ended March 31 2008 was $105,645 as compared to $52,063 during the same period in 2007, an increase of $210,695, or 4.04%.

Net cash used in financing activities during the three months ended March 31, 2008 was $3,325,731 compared to the net cash provided by financing activities of $0 during the same period in 2007.  The change reflects proceeds received from our capital raising transactions in the first quarter of 2008.

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

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

Although our company has existed since December 1962, in January, 2008 a change in control was effected and a new management team was installed. We are currently assessing our future business plans. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

Expand into new areas;

•	Establish and enhance our name recognition;

•	Continue to expand our products to meet the changing requirements of our customers;

•	Provide superior customer service;

•	Respond to competitive developments; attract, integrate, retain and motivate qualified personnel.

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

Our management currently beneficially owns or controls approximately 70% of our issued and outstanding shares of common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover, or other transaction involving our company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

•	acceptance of our products; announcements of changes in our operations, distribution or development programs;

•	our capital commitments; and

•	additions or departures of our key personnel.

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

Dated: May 29, 2008	WESTMOORE HOLDINGS, INC.

By: /s/ Matthew Jennings
Matthew Jennings,
Chief Executive Officer and
Acting Chief Financial Officer