Form 10-Q
period 2008-06-30
WESTMOORE HOLDINGS, INC.
filed 2008-08-19
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(714) 998-4425
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s stock, as of the latest practicable date:  As of June 30, 2008 the registrant had 13,380,412 shares of its common stock outstanding with a par value of $0.01.

WESTMOORE HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 (unaudited)	5

	Consolidated Statements of Operations for the three months and
	six months ending June 30, 2008 and June 30, 2007, respectively (unaudited)	7

	Consolidated Statement of Shareholders’ Equity (Deficit) for
	The six months ended June 30, 2008 (unaudited)	8

	Consolidated Statements of Cash Flows for the six months ending
	June 30, 2008 and June 30, 2007 (unaudited)	9

	Consolidated notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, the market acceptance of our wellness products, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements.  Readers should carefully review this report in its entirety, including the risks described in “Risk Factors.” Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report.  You should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this report, the terms “Westmoore Holdings,” “Westmoore,” the “Company,” “we,” “our,” and “us” refers to Westmoore Holdings, Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site is not part of this quarterly report.

PART I – FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

WESTMOORE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS

Current Assets:

Cash	$259,488	$52,676
Accounts receivable	390,765	439,414
Prepaid expenses	-	15,493
Receivable from escrow agent	-	400,000
Notes receivable	2,038,891	-
Interest receivable	99,037	-
Inventory	188,482	141,879
Other	-	3,373
Deferred finance costs, net of amortization	41,868	41,868

Total current assets	3,018,531	1,094,703

Equipment and furniture:

Office furniture, equipment and computers	570,187	506,061
Accumulated depreciation	(157,226)	(106,545)
Net assets related to discontinued operations at net realizable value	-	19,544

Total equipment and furniture	412,961	419,060

Deposits	18,895	18,495
Deferred financial costs, net of current portion and amortization	20,630	41,564
Notes receivable	813,275	-

Total assets	$4,284,292	$1,573,822

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED) (con’t.)

	June 30, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$331,167	$263,892
Accrued expenses	100,816	54,879
Interest Payable	86,347	147,881
Income tax/sales tax payable	1,600	-
Liabilities related to discontinued operations	-	177,281
Secured line of credit – related party	-	638,240
Debt for stock issuance	241,400	-

Total Liabilities	761,330	1,282,173

Long term liabilities:
Notes payable long term	310,000	385,000

Shareholder’s equity (deficit):

Preferred stock (par value $0.01) 24,000,000 shares
authorized, no shares issued and outstanding at
June 30, 2008 and December 31, 2007 respectively	-	-

Preferred stock Series A (par value $0.01) 1,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding at
June 30, 2008 and December 31, 2007 respectively	10,000	-

Common stock (par value $0.01) 20,000,000 Shares
authorized; 13,380,412 and 7,829,888 shares issued at
June 30, 2008 and December 31, 2007 respectively	133,803	78,298

Common stock 10,000,000 shares authorized, Bear Industrial Supply & Manufacturing, Inc., no par value 1,657,500 shares issued and outstanding at December 31, 2007	-	434,000
Additional paid in capital	8,479,818	4,668,742

Accumulated deficit	(5,410,659)	(5,274,391)

Total shareholders’ equity (deficit)	3,212,962	(93,351)

Total liabilities and shareholders’ equity	$4,284,292	$1,573,822

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$851,378	$481,042	$1,631,948	$873,314

Total	851,378	481,042	1,631,948	873,314

Cost of Sales	561,388	324,535	1,047,425	611,401

Gross Profit	289,990	156,507	584,523	261,913

Expenses:
Salary and benefits	84,421	63,482	242,222	127,535
Professional and accounting fees	201,638	2,890	349,246	7,258
Office	35,010	12,157	57,446	22,982
	33,485	28,350	61,835	52,290
	18,615	9,130	43,272	13,404
Advertising, marketing and promotion	1,085	1,745	4,771	3,530
Depreciation and amortization	33,176	15,682	71,615	22,461
Bad debt	3,355	3,125	6,480	5,905
	-	567	14,548	789

Total general, selling and administrative expenses	410,784	137,128	851,435	256,154

Income (loss) from operations	(120,794)	19,379	(266,912)	5,759

Other income (expense):
Interest income	79,267	-	159,772	-
Interest expense	(3,569)	(45,014)	(27,528)	(100,256)

Total other income and expense	(75,698)	(45,014)	(132,244)	(100,256)

Loss before taxes and discontinued operations	(45,096)	(25,635)	(134,668)	(94,497)

Provision for income taxes	800	-	1,600	-

Discontinued Operations:
Loss from discontinued operations	-	(159,362)	-	(522,748)
Net loss	$(45,896)	$(184,997)	$(136,268)	$(617,245)

Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	WESTMOORE HOLDINGS, INC.				BEAR
	PREFERRED STOCK		COMMON STOCK		COMMON STOCK *
	NUMER OF SHARES	PAR VALUE ($0.01)	NUMBER OF SHARES	PAR VALUE ($0.01)		PAID IN CAPITAL	ACCUMULATED DECIFIT	TOTAL
Balance at December 31, 2007	-	$-	7,829,888	$78,298	$434,000	$4,668,742	$(5,274,391)	(93,351)

Acquisition of assets of Bear Industrial Supply & Manufacturing, Inc.					(434,000)			(434,000)

Shares issued for services rendered	1,000,000	10,000	-	-		69,000	-	79,000

Shares issued for purchase of subsidiary	-	-	1,506,024	15,060		418,940		434,000

Shares issued for payment of debt	-	-	100,000	1,000		99,000	-	100,000

Shares issued for cash	-	-	3,944,500	39,445		3,224,136	-	3,263,581

Net Loss	-	-	-	-		-	(136,268)	(136,268)
Balance at June 30, 2008	1,000,000	$10,000	13,380,412	$133,803	$-	$8,479,818	$(5,410,659)	3,212,962

* Bear Common Stock is the common stock of Bear Industrial Supply & Manufacturing, Inc.

See accompany notes to consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended:
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(136,268)	$(94,497)
Net loss on discontinued operations	-	(522,748)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	50,681	36,660
Amortization	20,934	21,018
Allowance for doubtful accounts	5,488	3,405
Shares issued for services and compensation	79,000	410,403
Shares issued for payment of debt	100,000	-

Change in operating assets and liabilities:
Accounts Receivable	43,162	(53,379)
Inventory	(46,603)	(7,867)
Prepaid expenses	15,492	361
Deposits	(400)	-
Other assets	3,373	1,600
Accounts payable	67,275	97,445
Accrued expenses	47,538	(42,993)
Interest payable	(61,534)	(7,249)
Change in discontinued operations	(157,737)	18,569
Total adjustments	166,669	477,973

Net cash provided (used) by financing activities	30,401	(139,272)

Cash flows from investing activities:
Notes receivable	(2,452,166)	-
Interest receivable	(99,037)	-
Equipment	(64,127)	(221,884)

Net cash used by investing activities	(2,615,330)	(221,884)

Financing activities:
Increase in debt for stock issuance	241,400	-
Decrease in notes payable	(713,240)	314,546
Shares issued for cash	3,263,581	-

Net cash provided by financing activities	2,791,741	314,546

Net increase (decrease) in cash	206,812	(46,610)

Cash, beginning of period	52,676	71,531

Cash, end of period	$259,488	$24,921

Supplemental information on non-cash and financing Activities	-	-

Stock Issued for Compensation, Services and Debt	$100,000	$35,717

Supplemental cash flow information Interest paid	$5,000	$1,618

See accompanying notes to the consolidated financial statement.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
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

•           On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Investment, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

•           In addition, effective January 17, 2008, we terminated all existing business operations and the President of StarMed Group, Inc. resigned and terminated his employment agreement and all of his rights under the agreement.

•           In May 2008, the Company’s wholly owned subsidiary Bear Industrial Holdings, Inc. purchased the assets and liabilities of Bear Industrial Manufacturing & Supply, Inc.  Presently, the Company’s primary operational activity is through its subsidiary Bear Industrial Holdings, Inc.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Bear Industrial Holdings, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, payables and accrued expenses. The estimated fair value of these instruments approximates their carrying value.

CONCENTRATION OF CREDIT RISK

The Company currently maintains substantially all of its day-to-day operating cash with a major financial institution.  As times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC).  Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

The Company has one customer that accounts for 62% of sales for the quarter ended June 30, 2008.

ACCOUNTS RECEIVABLE

Trade accounts receivable are reported at net realizable value.  This value includes an allowance for estimated uncollectable accounts receivable, which is charged to a provision entitled “doubtful accounts”.  An estimated allowance for doubtful accounts are based on the status of past due accounts as well as the company’s history to collect uncollectable accounts.

On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Investment, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

INVENTORY

The Company’s wholly owned subsidiary Bear Industrial Holdings, Inc., manufacturers PVC well casings, screens, and made-to-order parts for the environmental, water well, and geotechnical drilling industries, as well as custom down hole tools for the oil and gas industry.  The Company accounts for its finished goods inventory at the lower off first-in, first-out basis (FIFO) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from one to ten years.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

STOCK BASED COMPENSATION

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company received One Million (1,000,000) shares of Series A Preferred Stock valued at $79,000 of the Company as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company. The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $16,667 is accrued at June 30, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which a $3,000 was accrued at June 30, 2008.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred.  For the period ending June 30, 2008 and December 31, 2007, the Company incurred advertising expense of $4,771 and $7,344, respectively.

3.    INVENTORY

Inventory consists of the following as of June 30:

	2008	2007
Raw materials	$188,482	$126,604
Finished goods	-	15,275
	$188,482	$141,879

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, excluding discontinued operations in 2007, consist of the following as of June 30:

	2008	2007
Furniture, fixtures and office equipment Machinery and equipment Computer equipment Leasehold improvements	$16,716 499,089 6,904 47,478	$16,716 436,046 5,821 47,478
	570,187	506,061
Less: accumulated depreciation and amortization	(157,226)	(106,545)
	$412,961	$399,516

5.    NOTES RECEIVABLE

The Company has short term notes receivable with various borrowers amounting to $2,038,891.  The terms of those notes range from one year to two years at interest rates of eight (8%) to twenty four (24%) per annum.  The Company values those notes at its net collectable balances.  All notes are secured by through a general security interest on the borrower’s assets.  In addition, the Company has one long term note receivable in the amount of $813,275, accruing 24% interest due on June 15, 2010.

6.    DEFERRED FINANCE COSTS

	2008	2007

Deferred finance costs:
Beginning balance	$164,000	$164,000
Additional deferred finance costs	-	-
Ending balance	164,000	164,000

Less: accumulated amortized finance costs	(101,502)	(80,568)
	62,498	83,432
Less: current portion	41,868	41,868
	$20,630	$41,564

The total amount of finance costs recorded during the six months ending June 30, 2008 and for the year ending December 31, 2007, $20,934 and $42,037, respectively.

7.    NOTES PAYABLE

The Company has notes payable with various borrowers.  The terms of those notes mature on December 31, 2009 and have an interest rate of thirteen and a third (13.33%) per annum.

The Company has notes payable with various borrowers.  The terms of those notes are noted below in the graph.

	2008	2007
Unsecured note payable, interest payable at 13.33% plus $650 per month, and 10% ownership of the Company, due on December 31, 2009	$0	$75,000

Unsecured note payable, interest payable at 13.33% plus 10% ownership of the Company, due on December 31, 2009	110,000	110,000

Unsecured note payable, interest payable at 13.33% plus 30% ownership of the Company, due on December 31, 2009	200,000	200,000

Total notes payable	$310,000	$385,000

As of June 30, 2008, the future minimum note payments for the Company are as follows:

For the Year Ended December 30,
2009	$310,000

8.           SECURED LINES OF CREDIT – RELATED PARTY

On January 1, 2006, the Company signed a secured promissory note with a business entity controlled by a shareholder.  The Company has the ability to borrow up to $1,000,000 from time to time through June 30, 2008, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 24% per annum.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement.  The total amount outstanding under this line of credit at June 30, 2008 and December 31, 2007 was $0 and $586,140, respectively.

On March 20, 2007, the Company signed a secured promissory note with a business entity controlled by a shareholder.  The Company has the ability to borrow up to $2,000,000 from time to time through March 20, 2009, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 18% per annum and a loan fee of 2% shall be paid and deducted from the proceeds of each loan.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement. The total amount outstanding under this line of credit at June 30, 2008 and December 31, 2007 was $0 and $52,100, respectively.

9.    CAPITAL STOCK

On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Investment, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

During the first quarter of 2008, we initiated a private offering, within the meaning of Regulation D of the Securities Act, where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  As of June 30, 2008, we have raised $3,813,000 from twenty eight (28) accredited investors.  As of April 1, 2008 we have closed the raise and are no longer raising money pursuant to this private offering.

During the second quarter of 2008, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of June 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

Additionally during the second quarter, the Companies wholly owned subsidiary Bear Industrial Holdings, Inc., a California corporation, entered into an Asset Purchase Agreement with Bear Industrial Supply & Manufacturing, Inc. The Asset Purchase Agreement provides for the acquisition of substantially all of the assets of Bear Industrial Supply & Manufacturing, Inc. for a purchase price of $2.25 million dollars payable as follows: (i) $974,810 in cash; (ii) the issuance of $1,275,190 million in stock, calculated at the closing bid price on the date of the Agreement and (iii) Two million five year options to acquire shares of the Company’s common stock exercisable at $1.25 per share.  Certain officers and directors of the Company are also shareholders of Bear Industrial Supply & Manufacturing, Inc. In order to address this conflict of interest the Company took the following steps: (i) it secured an independent valuation of Bear expressing an opinion of $2.21 million in value; (ii) all interested directors and officers abstained from any decision or voting in connection with the execution of the Agreement and (iii) the Agreement was unanimously approved by all disinterested directors.

The assets and liabilities that were retained by the prior owners of the Company plus the commission paid out to brokers netted to $217,500.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  Of the 25,000,000 shares of preferred stock, 1,000,000 shares have been designated as “Series A Preferred Stock” and have been issued and are outstanding at June 30, 2008.

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

On February 7, 2008, the Company designated one million (1,000,000) shares of its authorized preferred stock as Series A Preferred Stock with a par value of $0.01 per share (the "Series A Preferred Stock").

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company, Mr. Matthew Jennings, received One Million (1,000,000) shares of Series A Preferred Stock of the Company valued at $79,000 as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company. The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $16,667 is accrued at June 30, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which a $3,000 was accrued at June 30, 2008.

COMMON STOCK PURCHASE WARRANTS

On January 26, 2008 the Company had initiated a private offering within the meaning of Regulation D of the Securities Act where the Company offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  Each warrant entitles the holder to purchase common stock at any time prior to one year from the date of issuance. As of June 30, 2008 there have been 3,815,000 Units purchased by twenty eight (28) accredited investors.  As of April 1, 2008 we have closed the raise and thus, no additional warrants shall be issued pursuant to this financial raise.

During the second quarter of 2008, we initiated another private offering within the meaning of Regulation D of the Securities Act where the Company offered up to 2,000,000 units at $.80 per unit, which comprised of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of June 30, 2008, there have been 1,393,600 Units purchased by fifteen (15) accredited investors.

10.           INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

	June 30, 2008	December 31, 2007

Federal statutory tax	(34.00%)	(34.00%)
State taxes, net of federal tax	(5.83%)	(5.83%)
Valuation allowance	39.83%	39.83%
	- %	- %

The effective income tax rate differs from the federal statutory rate primarily due to permanent   timing differences and net operating loss carry forwards.

The Company had available unused federal and state operating loss carry forward of approximately $384,300 and $4,868,000 at June 30, 2008.

Change in ownership provisions limit the benefits from net operating losses and non-capital losses carried for United States tax purposes.  In addition, the net operating losses can only be used in the same industry in which they have been incurred.  At this time, management believes that $4,868,000 of the NOL’s which were incurred prior to January 1, 2008 and which were incurred in another industry, to be unusable and furthermore believes they will expire before being used.

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

The Company accounts for income taxes in accordance with Statement SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement of No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

•	Differences in calculating depreciation on property, plant and equipment
•	Differences in calculating amortization and/or impairments on intangible assets
•	Allowances for bad debt
•	Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of June 30, 2008 and December 31, 2007:

	2008	2007
Current:
Federal	$-	$-
State	(1,600)	(800)

	(1,600)	(800)
Deferred:

Federal	119,100	205,000
State	34,000	53,000

Total (provision) benefit before
valuation allowance	151,500	257,200

Change in valuation allowance	153,100	258,000

Total provision	$(1,600)	$(800)

The components of the net deferred income tax asset are as follows as of June 30, 2008 and December 31, 2007:

	2008	2007
Deferred income tax assets:
net operating loss carry forward	$2,092,100	$1,939,000

Deferred income tax asset, net before valuation
allowance	2,092,100	1,939,000

Less: valuation allowance	2,092,100	1,939,000

Deferred income tax asset, net	$-	$-

The Company had available unused federal and state operating loss carry forwards of approximately $5,252,300 and $4,868,000 at June 30, 2008 and December 31, 2007, respectively.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which supplements SFAS Bi, 109, “Accounting for Income Taxes” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits.  No benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principal.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  At June 30, 2008 and December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably after the effective income tax rate in future periods after valuation allowances were $0.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the Untied States federal jurisdiction and certain states in the Untied States.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on income tax returns filed before December 31, 2004.  U.S. federal, State and foreign income returns filded for years after December 31, 2004 are considered open tax years as of the date of these consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

11.    OPERATING LEASES

The Company’s wholly owned subsidiary, Bear Industrial Holdings, Inc. currently leases its facility under a non-cancellable operating lease expiring in March 2009 from a related party. Total rent expense for six months ending June 30, 2008 and June 30, 2007 totaled $61,835 and $52,290, respectively.

As of June 30, 2008, the future minimum lease payments are as follows:

For the Years Ending December 31,

2008	$57,363
2009	29,758
Total	$87,121

12.    RELATED PARTY TRANSACTIONS

During the second quarter, the Companies wholly owned subsidiary Bear Industrial Holdings, Inc., a California corporation, entered into an Asset Purchase Agreement with Bear Industrial Supply & Manufacturing, Inc. The Asset Purchase Agreement provides for the acquisition of substantially all of the assets of Bear Industrial Supply & Manufacturing, Inc. for a purchase price of $2.25 million dollars payable as follows: (i) $974,810 in cash; (ii) the issuance of $1,275,190 million in stock, calculated at the closing bid price on the date of the Agreement and (iii) Two million five year options to acquire shares of the Company’s common stock exercisable at $1.25 per share.  Certain officers and directors of the Company are also shareholders of Bear Industrial Supply & Manufacturing, Inc. In order to address this conflict of interest the Company took the following steps: (i) it secured an independent valuation of Bear expressing an opinion of $2.21 million in value; (ii) all interested directors and officers abstained from any decision or voting in connection with the execution of the Agreement and (iii) the Agreement was unanimously approved by all disinterested directors.

13.    SUBSEQUENT EVENTS

As of July 24, 2008, we announced the appointment of Quicksilver Stock Transfer, LLC, a Nevada limited liability company to serve as the Company’s transfer agent and registrar.  Such appointment of Quicksilver is to replace Integrity Stock Transfer as the Company’s transfer agent.

On June 10, 2008, the Companies wholly owned subsidiary HBRG Acquisition, Inc., a California corporation, entered into an agreement to acquire Hanalei Bay Restaurant Group, Inc. (“HBRG”). HBRG is a developer of restaurant concepts and associated intellectual property.  Its intellectual properties include the Harry’s Pacific Grill trademark. The purchase price of HBRG is $7,556,273 payable in the Companies stock at $.65 per share or 11,625,035 shares.  Certain officers and directors of the Company are also shareholders of HBRG. In order to address this conflict of interest the Company took the following steps: (i) the Company obtained the approval of all independent members of its Board of Directors to the acquisition of the Assets by the Purchaser; (ii) the Parent Company had an independent valuation conducted of the Company by Avalon Advisers, Inc. and (iii) the interested members of the Board of Directors have disqualified themselves from all consideration of the proposed acquisition of the Assets. At this time, the transaction has not commenced meaning that the shares of the Company have not been issued and no consideration has been exchanged.  However, the Company expects to close the transaction by the end of September 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westmoore Holdings, Inc. wholly owned subsidiary Bear Industrial Holdings, Inc. has had manufacturing and operating activities which have resulted in an additional $1,630,000 in revenue.  Because of the progress of Bear Industrial Holdings, Inc., the Company has been able to reduce our net loss by approximately $100,000.  Management believes this favorable trend should continue for the remainder of the year.

During the second quarter of 2008, we initiated a private offering where we offered units at a price of $0.80 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  As of June 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by company management.

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

TOTAL NET REVENUES

On or about January 17, 2008, in conjunction with the Company’s acquisition of StarMed Group, Inc., StarMed Group, Inc. operating subsidiaries were spun off to StarMed’s shareholders.  At that point, the Company no longer had any business operations.  Thus, the total revenues for the six months ended June 30, 2008 were $1,631,948 as compared to $873,314 during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008, we had cash on hand of $259,488 as compared to cash on hand of $52,676 at December 31, 2007. At June 30, 2008 our working capital was $2,257,201 as compared to working capital of ($187,470) at December 31, 2007.

Net cash provided (used) in operating activities during the six months ended June 30, 2008 was $30,401 as compared to ($139,272) during the same period in 2007, an increase of $169,673, or 221.8%.

Net cash used in financing activities during the six months ended June 30, 2008 was $2,791,741 compared to the net cash provided by financing activities of $314,546 during the same period in 2007.  The change reflects proceeds received from our capital raising transactions in the first two quarter of 2008.

RISK FACTORS OF THE COMPANY

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this quarterly report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

As of June 30, 2008 we had limited operations and there is no assurance that these operations will eventually produce a positive cash flow. After June 30, 2008 we acquired substantially all of the assets of Bear Industrial & Manufacturing, Inc. Bear Industrial Holdings, Inc. has only generated limited profit through its operations.  As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to identify profitable acquisition opportunities. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are not able to significantly increase our revenues during fiscal 2008 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our business model or operate our company as presently planned. Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

WE ARE TRANSITIONING OUR BUSINESS MODEL AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR COMPANY.

Although our company has existed since December 1962, in January, 2008 a change in control was effected and a new management team was installed. We are currently assessing our future business plans. We are still relatively early in our development and we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	Expand into new areas;

•	Establish and enhance our name recognition;

•	Continue to expand our products to meet the changing requirements of our customers;

•	Provide superior customer service;

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

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Mathew Jennings, our President, as well as other members of our management. While we are a party to an employment agreement with the President of the Company, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace The President of the Company’s services on a timely fashion, if at all. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have four independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

RISK FACTORS OF BEAR INDUSTRIAL HOLDINGS, INC.

There are certain risks relating to the structure and business objectives of Bear Industrial Holdings, Inc. (“Bear”). The risks set forth below are not the only risks Bear faces, and there may be other risks that have not yet been identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, the business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value and the trading price of the WSMO common stock could decline, and investors might lose all or a substantial part of their investment.

LIMITED OPERATING HISTORY

Bear has only reached a very limited level of revenues. There is no assurance that Bear can successfully grow to achieve sustained levels of substantial profitability.

RELIANCE ON MANAGEMENT

Our success will depend extensively on the ability of our management to identify business opportunities to achieve our objectives. Our performance could be materially affected in an adverse manner if any of the principal members of management were to die, become ill or disabled, or otherwise cease to be involved in the active management of our portfolio.

SHAREHOLDERS WILL NOT PARTICIPATE IN MANAGEMENT

Shareholders of the Company will not be entitled to participate in the day to day management of Bear’s operations and investment activities. The Bylaws and associated statutes, however, provide shareholders with certain voting and other rights.

OPERATING DEFICITS

The expenses of the our  operations could exceed its income, requiring that the difference be paid out of our working capital,  thereby  reducing assets and potential for profitability.

RISKS OF OPERATIONS OF BEAR

All business operations are subject to substantial risks of the loss of capital.  There can be no assurance that our activities will be successful or that shareholders will not suffer losses.  The following discussion sets forth some of the more significant risks associated with our proposed activities.

BUSINESS OPERATIONS MAY BE SPECULATIVE

Some of the companies into which funds maybe provided may involve a high degree of risk. All of the risks associated with the operating of these businesses will effect the value of the Shares.

CHANGING MARKET CONDITIONS

The market for specific products or services offered by companies into which we provide funds may adversely change, thereby reducing the value of our Shares.  The general economic prospects of the United States or any general fluctuations in the capital markets may also effect the value of the Shares.

GENERAL ECONOMIC AND MARKET CONDITIONS

The success of our activities may be affected by general economic conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined under Regulation S-K, the Company is not required to provide this information.

ITEM 4T.         CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

As of the evaluation date, our Chief Executive Officer and our acting Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and its acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company recently received communications from a third party and from certain shareholders suggesting that a former member of the Company’s board of directors and formerly its sole officer may have inadvertently taken certain actions, prior to the change in control in January, 2008, which create legal exposure for that former member of the board and perhaps indirectly the Company itself.  The Company has submitted a claim to its Directors and Officers Liability Insurance carrier.

ITEM 1A.         RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of June 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

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

Dated: August 19, 2008	WESTMOORE HOLDINGS, INC.

By: /s/ Matthew Jennings
Matthew Jennings,
Chief Executive Officer, President and
Acting Chief Financial Officer