Form 10KSB/A
period 2007-12-31
WESTMOORE HOLDINGS, INC.
filed 2008-09-08
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

[x]	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_]	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-33153
Westmoore Holdings, Inc.
-------------------
(Name of small business issuer in its charter)

Nevada	52-2220728

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8141 E. Kaiser Blvd., Suite 312
Anaheim Hills, CA 90067
----------------------------------------
(Address of principal executive offices)

Issuer's telephone number: 714-998-4425

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on March 31, 2008 is approximately $4,318,797.75.

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

Transitional Small Business Disclosure Form (check one):  Yes              No   X

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

•           At the time of the reincorporation, Herman Rappaport, our founder, president and chief executive officer was the principal stockholder of Port Star North Carolina.  Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

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

•           On or about January 17, 2008 a change in control was effected, providing voting and operational control to Westmoore Investment, L.P. and its affiliated companies and investors.

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

OUR FUTURE PROFITABILITY WILL DEPEND UPON THE ABILITY OF OUR CURRENT MANAGEMENT TO IDENTIFY ACQUISITON CANDIDATES AND TO PROFITABLY ARRANGE FOR THEIR ACQUISITION.

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

•           impede a merger, consolidation, takeover, or other transaction

•           involving our company; or

•           discourage a potential acquirer from making a tender offer, or

•           otherwise attempting to obtain control of our company.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OTHER SENIOR MANAGEMENT. IF WE WERE TO LOSE THE SERVICES OF ONE OR MORE OF THESE INDIVIDUALS OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Matthew Jennings, our CEO, as well as other members of our management.  While we are a party to an employment agreement with Mr. Rappaport, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected.

We cannot assure you that we would be able to replace Mr. Jennings’s services on a timely fashion, if at all.  We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

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

We recently received communications from a third party and from certain shareholders suggesting that a former member of the Company's board of directors and formerly its sole officer may have inadvertently taken certain actions, prior to the change in control in January, 2008, which create legal exposure for that former member of the board and perhaps indirectly the Company itself.  The Company has submitted a claim to its Directors and Officers Liability Insurance carrier.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of January 2008, the trading symbol was changed to WSMO.OB.  Thus, our common stock is quoted on the OTCBB under the symbol WSMO.OB. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

EVAULATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s repot in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITIONS
Matthew R. Jennings	38	President, Chief Executive Officer, Director
Robert L. Jennings, II	39	Treasurer, Director
Shawn P. Crawford	38	Secretary

Matthew R. Jennings

Mr. Jennings has owned and operated investment related businesses since 1996.  He is licensed with the Financial Industry Regulatory Authority (FINRA) and holds Series 7, 63, 24, 27, 65 and 4 licenses and is a Registered Investment Advisor.  In 2002, Mr. Jennings founded Westmoore Investment, L.P. – an entrepreneurial investment fund offering a wide range of private placement investments. Through his leadership, vision and management the fund has grown to become a diversified group of companies spanning business development, lending, and property and real estate services with operations that have grown both domestically and internationally.

Robert L. Jennings II

Robert Jennings co-founded Westmoore Management LLC and Westmoore Securities, Inc.  During his tenure of overseeing the securities business, he specialized in executing transactions for money managers, institutions, and various hedge funds.  Capitalizing on his experience managing residential and commercial properties, Mr. Jennings also directed the branding and development of Westmoore Realty. He is licensed with the Financial Industry Regulatory Authority (FINRA) and holds Series 7, 63, 24, and 4 licenses. He is also a licensed realtor in the state of California. Currently, he is the President and CEO of Harry's Pacific Grill.

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

Audit Committee Financial Expert.  We do not yet have an audit committee. No member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who:

•           understands generally accepted accounting principles and financial statements,

•           is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•           has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•           understands internal controls over financial reporting, and

•           understands audit committee functions.

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

Code of Ethics.  In December 2004 we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions.  A code of ethics is a written standard designed to deter wrongdoing and to promote

•           honest and ethical conduct,

•           full, fair, accurate, timely and understandable disclosure in

•           regulatory filings and public statements,

•           compliance with applicable laws, rules and regulations,

•           the prompt reporting violation of the code, and

•           accountability for adherence to the code.

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

At March 31, 2008 we had 11,794,888 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 by:

•           each person known by us to be the beneficial owner of more

•           than 5% of our common stock;

•           each of our directors;

•           each of our executive officers; and

•           our executive officers, directors and director nominees as a group.

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

Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2006 and 2007.  The following table shows the fees that were billed for the audit and other services provided by that firm for the 2007 and 2006 fiscal years.

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

Date: September 4, 2008	Westmoore Holdings, Inc.
By: /s/ Matthew Jennings Matthew Jennings Chief Executive Officer, President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Westmoore Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Westmoore Holdings, Inc. and its subsidiary, as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

MENDOZA BERGER & COMPANY, LLP

Irvine, California
April 2, 2008

WESTMOORE HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$849	$60,965
Accounts receivable	50,000	39
Receivable from escrow agent	400,000	9,226
Inventory	-	-
Prepaid expenses	6,228	4,933
Deferred financing costs	-	-

Total current assets	457,077	75,163

Equipment and furniture:
Office furniture and computers	66,085	68,059
Accumulated depreciation	(58,585)	(49,351)

Total equipment and furniture	7,500	18,708

Deposits	5,816	7,316

Total assets	$470,393	$101,187

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,246	$15,544
Accrued expenses - related party	83,865	44,858
Taxes payable	10,170	10,239
Note payable	-	-
Capital lease obligation - current portion	-	-

Total current liabilities	177,281	70,641

Total liabilities	177,281	70,641

Commitments	-	-

Shareholders' equity:
Preferred stock (par value $0.01) 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006, respectively
Common stock (par value $0.01) 100,000,000 shares authorized; 7,829,888 and 581,861 shares issued and outstanding at December 31, 2007 and 2006, respectively	78,298	5,818
Additional paid in capital	4,668,742	3,875,819
Accumulated deficit	(4,453,928)	(3,851,091)

Total shareholders' equity (deficit)	293,112	30,546

Total liabilities and shareholders' equity	$470,393	$101,187

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Sales	$32,300	$14,423
Cost of sales	(31,733)	(18,061)

Gross (loss) profit	567	(3,638)

Revenue from royalties	-	3,189

Total net revenues	567	(449)

Professional fees	320,233	841,807
Compensation	116,289	1,125,249
Rent	75,905	67,879
Accounting fees	42,160	73,249
Office	35,566	54,454
Insurance	22,663	47,453
Advertising, marketing and promotion	7,344	47,258
Depreciation	9,444	9,407
Travel	-	13,100
Penalty Shares Expense	-	434,624

Total expenses	629,604	2,714,480

Operating loss	(629,037)	(2,714,929)

Other income and (expense)

Other income	27,000	-
Gain on decrease in fair value of stock price guarantee obligation	-	-
Gain on forgiveness of debt	-	44,245
Interest expense	-	-
Interest income	-	20,604

Total other income (expense)	27,000	64,849

Loss from continuing operations before income taxes	(602,037)	(2,650,080)
Provision for income taxes	(800)	(1,600)

Loss from continuing operations	(602,837)	(2,651,680)

Loss from discontinued operations	-	(99,687)

Net loss	$(602,837)	$(2,751,367)

Loss from continuing operations per share – basic and diluted	$(0.52)	$(4.18)

Loss from discontinued operations per share basic and diluted	$-	$(0.16)

Net loss per share basic and diluted	$(0.52)	$(4.34)

Weighted average number of shares outstanding - basic	1,157,871	634,768

Weighted average number of shares outstanding - diluted	1,157,871	634,768

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK
	NUMBER OF SHARES	PAR VALUE $0.01 PER SHARE	NUMBER OF SHARES	PAR VALUE $0.01 PER SHARE	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at December 31, 2005 (restated)	-	$-	461,336	$4,613	$2,348,487	$(1,099,724)	1,253,376

Common shares issued for cash	-	-	43,500	435	434,565	-	435,000

Common shares issued for services provided	-	-	55,625	556	399,944	-	400,500

Common shares issued for penalty common shares	-	-	21,400	214	117,166	-	117,380

Penalty Warrants issued					317,244	-	317,244

Stock options issued as compensation	-	-	-	-	258,413	-	258,413

Net Loss						(2,751,367)	(2,751,367)

Balance at December 31, 2006			581,861	$5,818	$3,875,819	$(3,851,091)	$30,546

The accompanying notes are an integral part of these financial statements

F-5

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK
	NUMBER OF SHARES	PAR VALUE $0.01 PER SHARE	NUMBER OF SHARES	PAR VALUE $0.01 PER SHARE	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at December 31, 2006	-	$-	581,861	$5,818	$3,875,819	$(3,851,091)	$30,546

Common shares issued for services provided	-	-	121,167	1,212	279,972	-	281,184

Common shares issued as compensation	-	-	11,250	113	14,387	-	14,500

Common shares issued for payment of debt	-	-	108,098	1,080	118,639	-	119,719

Common shares issued for cash	-	-	7,007,512	70,075	379,925	-	450,000

Net Loss	-	-	-	-	-	(602,837)	(602,837)

Balance at December 31, 2007 .	-	-	7,829,888	$78,298	$4,668,742	$(4,453,928)	$293,112

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

The accompanying notes are an integral part of these financial statements

WESTMOORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	HISTORY AND ORGANIZATION OF THE COMPANY’S RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS;

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

At the time of our formation, Port Star North Carolina had no assets, liabilities or operations. In order to change the domicile of Port Star North Carolina to Nevada:

•           Port Star North Carolina caused the Company's formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina, and

•           Issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder's share ownership of Port Star North Carolina.

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

ACCOUNT RECEIVABLE

During 2007, the Company entered into a contract to sell StarMed Group, Inc. and its subsidiary to investors for $400,000.  The receivable of $400,000 is due from the Escrow Agent.

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

3.	GOING CONCERN AND MANAGEMENT'S PLANS

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

5.	DEBT

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

The stock purchase warrant entitles the holder to purchase, at an exercise price per share equal to $16.00 per share, up to 6,250 post reverse stock split shares of the Company's common stock. The exercise price is subject to an adjustment related to any dividends, subdivisions, combinations, or issuances of shares at a discounted price.

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

6.	CAPITAL STOCK

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

Common Stock Purchase Warrants

At January 31, 2006 the Company had common stock purchase warrants outstanding to purchase an aggregate of 242,300 shares of our common stock, of which:

•           Warrants to purchase 6,250 shares, exercisable until September 2010, at a price of $10.00 per share, subject to adjustment, were issued to the purchaser of $500,000 principal amount 10% senior secured convertible promissory note; and

•           Five year common stock purchase warrants to purchase 236,050 shares, exercisable at a price of $40.00 per share, subject to adjustment, were issued to purchasers of our units from December 2005 to January 2006.

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

Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years.

The company accounts for income taxes in accordance with Statement SFAS No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement of No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

-Differences in calculating depreciation on property, plant and equipment
-Differences in calculating amortization and/or impairments on intangible assets
-Allowances for bad debt
-Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of December 31:

	2006	2007
Current:

Federal	$-	$-
State	(1,600)	(800)

	(1,600)	(800)

Deferred:

Federal	939,000	205,000
State	160,000	53,000

Total (provision) benefit before
valuation allowance	1,095,000	258,000

Change in valuation allowance	(1,095,000)	258,000

Total provision	$(600)	$(800)

The components of the net deferred income tax asset are as follows as of December 31:

	2006	2007
Deferred income tax assets:
Net operating loss carry forward	$1,688,000	$1,939,000

	1,688,000	1,939,000

Deferred income tax asset, net before valuation allowance	1,688,000	1,939,000

Less: valuation allowance	(1,688,000)	(1,939,000)

Deferred income tax asset, net	$-	$-

8.	COMMITMENTS

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

9.	RELATED PARTY TRANSACTIONS

The Company owes two shareholders a total of $83,865 and $44,858 in expense reimbursements as of December 31, 2007 and 2006 respectively.  These amounts are reflected in accrued expenses, related party.

10.	COMMITMENTS AND CONTINGENCIES

NONE

11.	SUBSEQUENT EVENTS

On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Management, L.P. to sell 6,609,899 shares for $400,000, which was held by the escrow agent as of December 31, 2007.

Effective January 17, 2008, the President of StarMed Group, Inc. resigned and terminated his employment agreement and all of his rights under the agreement.