Form 10KSB/A
period 2007-12-31
WESTMOORE HOLDINGS, INC.
filed 2008-09-26
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-33153
Westmoore Holdings, Inc.

(Name of small business issuer in its charter)

Nevada	52-2220728

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8141 E. Kaiser Blvd., Suite 312
Anaheim Hills, CA 92808
_______________________________

(Address of principal executive offices)

Issuer's telephone number: 714-998-4425

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which Registered
None	not applicable
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

Transitional Small Business Disclosure Form (check one):  Yes ☐   No ☒

This Amendment Number 1 is being filed solely to address the status of the Disclosure Controls and Procedures (Item 8.4 shown below) as employed by Westmoore Holdings, Inc. and as required in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934.

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

•           impede a merger, consolidation, takeover, or other transaction involving our company; or

•           discourage a potential acquirer from making a tender offer, or otherwise attempting to obtain control of our company.

WE ARE DEPENDENT UPON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OTHER SENIOR MANAGEMENT. IF WE WERE TO LOSE THE SERVICES OF ONE OR MORE OF THESE INDIVIDUALS OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL WOULD BE ADVERSELY AFFECTED.

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Matthew Jennings, our CEO, as well as other members of our management.  While we are a party to an employment agreement with Mr. Jennings , if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2007 and as amended on September 8, 2008 as a result of management’s further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls.  We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and as amended on September 8, 2008 .  In making this assessment, management used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007 and as amended on September 8, 2008 , our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Shawn Crawford

Shawn Crawford is the CEO and compliance officer of Westmoore Trading Co.  He is currently COO of Capital Asset Lending, Inc. and VP of Westmoore Lending LLC.  Mr. Crawford has worked with C. K. Cooper through the acquisition of Mission Capital Investment Group in 2001, where he was co-founder and operations manager.  While at C. K., Cooper Mr. Crawford was in charge of the equity and fixed income trading departments as well as the brokerage operations. Prior to Mission Capital, Mr. Crawford was a licensed broker with Del Mar Financial where he worked with the private client group.  He is currently licensed with FINRA holding Series 7, 63, 24, 4, and 55 licenses.

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

Audit Committee Financial Expert.  We do not yet have an audit committee. No member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who:

•           understands generally accepted accounting principles and financial statements;

•           is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•           has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•           understands internal controls over financial reporting; and

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

Code of Ethics.  In December 2004 we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions.  A code of ethics is a written standard designed to deter wrongdoing and to promote:

•           honest and ethical conduct;

•           full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;

•           compliance with applicable laws, rules and regulations;

•           the prompt reporting violation of the code; and

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
		51.16%

Each of the above Westmoore entities is controlled directly or indirectly by our President, Matthew Jennings.

ITEM 13.    EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: September 25, 2008	Westmoore Holdings, Inc.

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

At the time of our formation, Port Star North Carolina had no assets, liabilities or operations. In order to change the domicile of Port Star North Carolina to Nevada:

•           Port Star North Carolina caused the Company's formation under the laws of Nevada, with an authorized capitalization that "mirrored" the authorized capitalization of Port Star North Carolina; and

•           Issued to each stockholder of Port Star North Carolina a number of shares of our common stock equal to such stockholder's share ownership of Port Star North Carolina.

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

The equipment under capital lease is as follows:

	DECEMBER 31, 2007	DECEMBER 31, 2006

Office furniture and computers	$66,085	$68,059
Less: accumulated depreciation	(58,585)	(49,351)

	$7,500	$18,708

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

7.     INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

	DECEMBER 31, 2007		DECEMBER 31, 2006

Federal statutory tax	(34.00%	)	(34.00%	)
State taxes, net of federal tax	(5.83%	)	(5.83%	)
Valuation allowance	39.83%		39.83%

	-		-

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