Form 10-Q
period 2008-09-30
WESTMOORE HOLDINGS, INC.
filed 2008-11-18
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [_]                                                                                               Accelerated filer  [_]
Non-accelerated filer  [_]                                                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s stock, as of the latest practicable date:  As of September 30, 2008 the registrant had 25,328,822 shares of its common stock outstanding with a par value of $0.01, 4,317,875 warrants to purchase shares of common stock and 1 million shares of Series A preferred stock.

WESTMOORE HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I – FINANCIAL STATEMENTS

ITEM 1.                      FINANCIAL STATEMENTS

WESTMOORE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$132,013	$52,676
Accounts receivable, net of allowance for doubtful accounts of $558,853 and $24,973 as of September 30, 2008 and December 31, 2007	384,767	439,414
Prepaid expenses	8,430	15,493
Receivable from escrow agent	-	400,000
Notes receivable, net	109,590	-
Interest receivable	41,328	-
Inventory	196,224	141,879
Other	-	3,373
Deferred finance costs, net of amortization	41,868	41,868

Total current assets	914,220	1,094,703

Equipment and furniture:

Office furniture, leasehold improvements, equipment and computers	589,142	506,061
Accumulated depreciation	(180,552)	(106,545)
Net assets related to discontinued operations at net realizable value	-	19,544

Total equipment and furniture	408,590	419,060

Deposits	18,898	18,495
Deferred finance costs, net of current portion and amortization	10,163	41,564
Notes receivable	2,497,373	-

Total assets	$3,849,244	$1,573,822

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (con’t.)

	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$287,231	$263,892
Accrued expenses	232,665	54,878
Interest payable	37,867	147,881
Liabilities related to discontinued operations	-	177,281
Secured line of credit – related party	-	638,240
Debt for stock issuance	150,000	-

Total Liabilities	707,763	1,282,172

Long term liabilities:
Notes payable long term	213,614	385,000

Shareholder’s equity (deficit):

Preferred stock (par value $0.01) 24,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and no shares issued as of December 31, 2007	-	-

Preferred stock Series A (par value $0.01) 1,000,000 shares authorized, 1,000,000 and no shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	10,000	-

Common stock (par value $0.01) 50,000,000 Shares authorized, 25,328,822 and 7,829,888 shares issued at September 30, 2008 and December 31, 2007 respectively	253,288	78,299

Common stock 10,000,000 shares authorized, Bear Industrial Supply & Manufacturing, Inc., no par value 1,657,500 shares issued and outstanding at December 31, 2007	-	434,000
Additional paid in capital	8,601,457	4,668,742

Accumulated deficit	(5,936,878)	(5,274,391)

Total shareholders’ equity (deficit)	2,927,867	(93,350)

Total liabilities and shareholders’ equity	$3,849,244	$1,573,822

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$701,691	$486,655	$2,333,639	$1,359,969
Licensing fee	41,371	-	41,371	-
Total Revenue	743,062	486,655	2,375,010	1,359,969

Cost of Sales	526,024	375,997	1,577,468	999,057

Gross Profit	217,038	110,658	797,542	360,912

Expenses:
Salary and benefits	141,029	63,427	383,253	182,568
Professional and accounting fees	100,220	-	448,475	2,685
Office	39,894	17,717	85,862	41,467
Rent	34,421	28,350	96,255	80,640
Insurance	28,817	5,981	72,089	19,385
Advertising, marketing and promotion	6,083	2,408	10,855	5,939
Depreciation and amortization	27,013	35,451	105,408	57,912
Bad debt	533,905	3,625	540,385	9,530
Travel	1,869	48	16,418	1.377
Total general, selling and administrative expenses	913,251	157,007	1,759,000	401,503

Income (loss) from operations	(696,213)	(46,349)	(961,458)	(40,591)

Other income (expense):
Interest income	170,113	-	329,885	-
Interest expense	(4,492)	(50,996)	(30,114)	(147,694)
Other expense	-	-	-	-
Total other income and expense	165,621	(50,996)	299,771	(147,694)

Loss before taxes and discontinued operations	(530,592)	(97,345)	(661,687)	(188,285)

Provision for income taxes	(65,758)	-	800	-

Discontinued Operations:
Loss from discontinued operations	-	(31,685)	-	(542,650)
Net loss	$(530,597)	$(129,030)	$(662,487)	(730,935)

Loss per shares (basic and diluted)	$(0.03)	$(0.03)	$(0.05)	$(0.42)

Weighted average number of shares (basic and diluted)	14,410,710	(4,961,899)	12,644,726	1,720,949

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	WESTMOORE HOLDINGS, INC.
	PREFERRED STOCK (SERIES A)		COMMON STOCK		BEAR COMMON STOCK *
	NUMBER OF SHARES	PAR VALUE ($0.01)	NUMBER OF SHARES	PAR VALUE ($0.01)		PAID IN CAPITAL	ACCUMULATED DECIFIT	TOTAL
Balance at December 31, 2007	-	$-	7,829,888	$78,299	$434,000	$4,668,742	$(5,274,391)	$(93,350)

Acquisition of assets of Bear Industrial Supply & Manufacturing, Inc.					(434,000)			(434,000)

Shares issued for services rendered	1,000,000	10,000	-	-		69,000	-	79,000

Shares issued for purchase of subsidiary	-	-	1,506,024	15,060		418,940		434,000

Shares issued for purchase of subsidiary	-	-	11,625,035	116,250		(116,250)	-	-

Shares issued for payment of debt	-	-	100,000	1,000		99,000	-	100,000

Shares issued for cash	-	-	4,267,875	42,679		3,462,025	-	3,504,704

Net Loss	-	-	-	-		-	(662,487)	(662,487)
Balance at September 30, 2008	1,000,000	$10,000	25,328,822	$253,288	$-	$8,601,457	$(5,936,878)	$2,927,867

* Bear Common Stock is the common stock of Bear Industrial Supply & Manufacturing, Inc.

See accompany notes to consolidated financial statements.

WESTMOORE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended:
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(662,487)	$(730,935)
Net loss on discontinued operations

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	74,007	26,384
Amortization	31,401	31,528
Allowance for doubtful accounts	539,368	5,279
Shares issued for services and compensation	79,000	-
Shares issued for payment of debt	100,000	685,403

Change in operating assets and liabilities:
Accounts Receivable	(21,821)	(77,777)
Inventory	(54,345)	(4,897)
Prepaid expenses	11,863	47
Deposits	(400)	-
Other assets	(57,552)	1,600
Accounts payable	23,063	122,631
Accrued expenses	178,058	(42,920)
Interest payable	(110,013)	137,232
Change in discontinued operations	(157,737)	55,252

Total adjustments	634,892	938,763

Net cash provided (used) by financing activities	(27,595)	208,828

Cash flows from investing activities:
Notes receivable	(2,519,163)	-
Interest receivable	(135,904)	-
Equipment	(83,080)	(202,494)

Net cash used by investing activities	(2,738,147)	(202,494)

Financing activities:
Increase in debt for stock issuance	(809,626)	(5,789)
Decrease in notes payable	150,000	-
Shares issued for cash	3,504,705	-

Net cash provided by financing activities	2,845,079	(5,789)

Net increase (decrease) in cash	79,337	545
Cash, beginning of period	52,676	71,531
Cash, end of period	$132,013	$72,077

Supplemental information on non-cash and financing activities
Stock issued for compensation, services and debt	$179,000	$685,403
Supplemental cash flow information interest paid	$8,614	$3,328
Non cash	$6,732,497	$256,103

See accompanying notes to the consolidated financial statement.

WESTMOORE HOLDINGS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

●	Port Star North Carolina conducted no operations subsequent to the reincorporation and was administratively dissolved in 1988.

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

●
In addition, effective January 17, 2008, we terminated all existing business operations and the President of StarMed Group, Inc. resigned and terminated his employment agreement and all of his rights under the agreement.

●
In May 2008, the Company’s wholly owned subsidiary Bear Industrial Holdings, Inc. purchased the assets and liabilities of Bear Industrial Manufacturing & Supply, Inc.  Presently, the Company’s primary operational activity is through its subsidiary Bear Industrial Holdings, Inc.

●	In July, 2008 we issued 11,625,035 shares of common stock for 100% of the issued and outstanding shares of Hanalei Bay Restaurant Group.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Bear Industrial Holdings, Inc. and Hanalei Bay Restaurant Group.  All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, payables and accrued expenses.  The estimated fair value of these instruments approximates their carrying value.

CONCENTRATION OF CREDIT RISK

The Company currently maintains substantially all of its day-to-day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC).  Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

The Company has one customer that accounts for 62% of sales for the quarter ended September 30, 2008.

ACCOUNTS RECEIVABLE

Trade accounts receivable are reported at net realizable value.  This value includes an allowance for estimated uncollectable accounts receivable, which is charged to a provision entitled “doubtful accounts”.  An estimated allowance for doubtful accounts are based on the status of past due accounts as well as the company’s history to collect uncollectable accounts.

On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Investment, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In March 2008 the Company decided to write off their receivable from the escrow agent due to the receivable being deemed uncollectible.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

INVENTORY

The Company’s wholly owned subsidiary Bear Industrial Holdings, Inc., manufacturers PVC well casings, screens, and made-to-order parts for the environmental, water well, and geotechnical drilling industries, as well as custom down hole tools for the oil and gas industry.  The Company accounts for its finished goods inventory at the lower of first-in, first-out basis (FIFO) or market.

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

STOCK BASED COMPENSATION

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company received one million (1,000,000) shares of Series A Preferred Stock valued at $79,000 of the Company as part of his compensation for services rendered.  The one million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company.  The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $16,667 is accrued at September 30, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which $3,000 was accrued at September 30, 2008.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred.  For the period ending September 30, 2008 and 2007, the Company incurred advertising expense of $10,855 and $5,939, respectively.

3.           INVENTORY

Inventory consists of the following as of September 30:

	September 30, 2008	December 31, 2007

Raw materials	$196,224	$126,604
Finished goods	-	15,275
	$196,224	$141,879

4.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, excluding discontinued operations in 2007, consist of the following:

	September 30, 2008	December 31, 2007

Furniture, fixtures and office equipment	$16,716	$16,716
Machinery and equipment	516,581	436,046
Computer equipment	8,367	5,821
Leasehold improvements	47,478	47,478
	589,142	506,061
Less: accumulated depreciation and amortization	(180,552)	(106,545)
	$408,590	$399,516

5.           NOTES RECEIVABLE

The Company has short term notes receivable with various borrowers amounting to $421,790.  The terms of those notes range from one year to two years at interest rates of eight (8%) to twenty four (24%) per annum.  The Company values those notes at its net collectable balances.  The Company established a Reserve For Collections totaling $312,200 and has fully resented the $119,663 interest receivable on these notes at September 30, 2008.  All notes are secured by through a general security interest on the borrower’s assets.  In addition, the Company has one long term note receivable from a related entity in the amount of $2,497,373, accruing 24% per annum interest due on June 15, 2010.

6.           DEFERRED FINANCE COSTS

	2008	2007
Deferred finance costs:
Beginning balance	$164,000	$164,000
Ending balance	164,000	164,000
Less: accumulated amortized finance costs	(111,969)	(80,568)
	52,031	83,432
Less: current portion	41,868	41,868
	$10,163	$41,564

The total amount of finance costs recorded during the nine months ending September 30, 2008 and 2007, $31,401 and $31,528, respectively.

7.             NOTES PAYABLE

The Company has notes payable with various borrowers.  The terms of those notes mature on December 31, 2009 and have an interest rate of thirteen and a third (13.33%) per annum.

The Company has notes payable with various borrowers.  The terms of those notes are noted below in the chart.

	2008	2007

Unsecured note payable, interest payable at 13.33% plus $650 per month, and 10% ownership of the Company, due on December 31, 2009	$-0-	$75,000
Unsecured note payable, interest payable at 13.33% plus 10% ownership of the Company, due on December 31, 2009	110,000	110,000
Unsecured note payable, interest payable at 13.33% plus 30% ownership of the Company, due on December 31, 2009	103,614	200,000
Total notes payable	$213,614	$385,000

As of September 30, 2008, the future minimum note payments for the Company are as follows:

For the Year Ended December 30,
2009	$213,614

8.           SECURED LINES OF CREDIT – RELATED PARTY

On January 1, 2006, the Company signed a secured promissory note with a business entity controlled by one of its shareholders.  The Company has the ability to borrow up to $1,000,000 from time to time through September 30, 2008, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 24% per annum.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement.  The total amount outstanding under this line of credit at September 30, 2008 and December 31, 2007 was $0 and $586,140, respectively.  This line of credit was terminated with the change in control effected January 17, 2008.

On March 20, 2007, the Company signed a secured promissory note with a business entity controlled by a shareholder.  The Company has the ability to borrow up to $2,000,000 from time to time through March 20, 2009, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 18% per annum and a loan fee of 2% shall be paid and deducted from the proceeds of each loan.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement. The total amount outstanding under this line of credit at September 30, 2008 and December 31, 2007 was $0 and $52,100, respectively.  This line of credit was terminated with the change in control effected January 17, 2008.

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

During the second quarter of 2008, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of September 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

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

During July, 2008 we completed the acquisition of 100% of the shares of common stock of Hanalai Bay Restaurant Group, Inc. with the issuane of 11,625,035 shares of common stock.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 50,000,000 shares of common stock, par value $.01 per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  Of the 25,000,000 shares of preferred stock, 1,000,000 shares have been designated as “Series A Preferred Stock” and have been issued and are outstanding at September 30, 2008.

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

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company, Mr. Matthew Jennings, received One Million (1,000,000) shares of Series A Preferred Stock of the Company valued at $79,000 as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company.  The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $78,667 is accrued at September 30, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which a $3,000 was accrued at September 30, 2008.

COMMON STOCK PURCHASE WARRANTS

On January 26, 2008 the Company had initiated a private offering within the meaning of Regulation D of the Securities Act where the Company offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  Each warrant entitles the holder to purchase common stock at any time prior to one year from the date of issuance.  As of September 30, 2008 there have been 3,813,000 Units purchased by twenty eight (28) accredited investors.  As of April 1, 2008 we have closed the raise and thus, no additional warrants shall be issued pursuant to this financial raise.

During the second quarter of 2008, we initiated another private offering within the meaning of Regulation D of the Securities Act where the Company offered up to 2,000,000 units at $.80 per unit, which comprised of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of September 30, 2008, there have been 1,393,600 Units purchased by fifteen (15) accredited investors.

10.           INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

	September 30, 2008	December 31, 2007

Federal statutory tax	(34.00%)	(34.00%)
State taxes, net of federal tax	(5.83%)	(5.83%)
Valuation allowance	39.83%	39.83%
	- %	- %

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

Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisition of subsidiaries.  An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years.

The Company accounts for income taxes in accordance with Statement SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement of No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

●	Differences in calculating depreciation on property, plant and equipment
●	Differences in calculating amortization and/or impairments on intangible assets
●	Allowances for bad debt
●	Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of September 30, 2008 and December 31, 2007:

	2008	2007
Current:
Federal	$-	$-
State	(1,600)	(800)
	(1,600)
Deferred:
Federal	229,800	205,000
State	65,500	53,000

Total (provision) benefit before valuation allowance	295,300	258,000

Change in valuation allowance	295,300	258,000

Total provision	$(1,600)	$(800)

The components of the net deferred income tax asset are as follows as of September 30, 2008 and December 31, 2007:

	2008	2007

Deferred income tax assets: net operating loss carry forward	$2,234,000	$1,939,000

Deferred income tax asset, net before valuation allowance	2,234,000	1,939,000

Less: valuation allowance	2,234,000	1,939,000

Deferred income tax asset, net	$-	$-

The Company had available unused federal and state operating loss carry forwards of approximately $5,609,500 and $4,868,000 at September 30, 2008 and December 31, 2007, respectively.  The Company believes that it will be unable to utilize these loss carry forwards.

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

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  At September 30, 2008 and December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably after the effective income tax rate in future periods after valuation allowances were $0.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

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

11.           OPERATING LEASES

The Company’s wholly owned subsidiary, Bear Industrial Holdings, Inc. currently leases its facility under a non-cancellable operating lease expiring in March 2009 from a related party.  Total rent expense for the nine months ending September 30, 2008 and 2007 totaled $96,255 and $80,640, respectively.

As of September 30, 2008, the future minimum lease payments are as follows:

For the Years Ending December 31,

2008	$32,098
2009	29,758
Total	$61,856

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

On June 10, 2008, the Companies wholly owned subsidiary HBRG Acquisition, Inc., a California corporation, entered into an agreement to acquire Hanalei Bay Restaurant Group, Inc. (“HBRG”).  HBRG is a developer of restaurant concepts and associated intellectual property.  Its intellectual properties include the Harry’s Pacific Grill trademark.  The purchase price of HBRG is $7,556,273 payable in the Companies stock at $.65 per share or 11,625,035 shares.  Certain officers and directors of the Company are also shareholders of HBRG. In order to address this conflict of interest the Company took the following steps: (i) the Company obtained the approval of all independent members of its Board of Directors to the acquisition of the Assets by the Purchaser; (ii) the Parent Company had an independent valuation conducted of the Company by Avalon Advisers, Inc. and (iii) the interested members of the Board of Directors have disqualified themselves from all consideration of the proposed acquisition of the Assets.  The Company issued the required stock in July, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westmoore Holdings, Inc. wholly owned subsidiary Bear Industrial Holdings, Inc. has had manufacturing and operating activities which have resulted in an additional $2,333,639 in revenue for the nine months ended September 30, 2008.  Because of the progress of Bear Industrial Holdings, Inc., the Company has been able to reduce our net loss by approximately $94,000.  Management believes this favorable trend should continue for the remainder of the year.

During the second quarter of 2008, we initiated a private offering where we offered units at a price of $0.80 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  As of September 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of the offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by company management.

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

TOTAL NET REVENUES

On or about January 17, 2008, in conjunction with the Company’s acquisition of StarMed Group, Inc., StarMed Group, Inc. operating subsidiaries were spun off to StarMed’s shareholders.  At that point, the Company no longer had any business operations.  Thus, the total revenues for the nine months ended September 30, 2008 were $2,375,010 as compared to $1,359,969 during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2008, we had cash on hand of $132,013 as compared to cash on hand of $52,676 at December 31, 2007. At September 30, 2008 our working capital was ($7,430) as compared to working capital of ($187,470) at December 31, 2007.

Net cash provided (used) in operating activities during the nine months ended September 30, 2008 was $79,937 as compared to $545 during the same period in 2007, an increase of $78,792, or 363%.

Net cash used in financing activities during the nine months ended September 30, 2008 was $2,845,079 compared to the net cash provided by financing activities of $(5,879) during the same period in 2007.  The change reflects proceeds received from our capital raising transactions through the third quarter of 2008.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

As of September 30, 2008 we had limited operations and there is no assurance that these operations will eventually produce a positive cash flow.  During the third quarter of 2008 we acquired substantially all of the assets of Bear Industrial & Manufacturing, Inc.  Bear Industrial Holdings, Inc. has only generated limited profit through its operations.  As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to identify profitable acquisition opportunities.  Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us.  If we are not able to significantly increase our revenues during fiscal 2008 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our business model or operate our company as presently planned.  Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of September 30, 2008, we have raised $1,393,600 from fifteen (15) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

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

Dated: November 18, 2008	WESTMOORE HOLDINGS, INC.

By: /s/ Matthew Jennings
Matthew Jennings
Acting Chief Financial Officer