Form 10-Q/A
period 2008-09-30
WESTMOORE HOLDINGS, INC.
filed 2008-12-02
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended Form 10-Q is being filed to correct two errors found on Pg. 7 in the consolidated statement of operations.  The Financial Statements and all ofther information were stated correctly.

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

WESTMOORE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (con’t.)

	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$287,231	$263,892
Accrued expenses	232,665	54,878
Interest payable	37,867	147,881
Liabilities related to discontinued operations	-	177,281
Secured line of credit – related party	-	638,240
Debt for stock issuance	150,000	-

Total Liabilities	707,763	1,282,172

Long term liabilities:
Notes payable long term	213,614	385,000

Shareholder’s equity (deficit):

Preferred stock (par value $0.01) 24,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and no shares issued as of December 31, 2007	-	-

Preferred stock Series A (par value $0.01) 1,000,000 shares authorized, 1,000,000 and no shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	10,000	-

Common stock (par value $0.01) 50,000,000 Shares authorized, 25,328,822 and 7,829,888 shares issued at September 30, 2008 and December 31, 2007 respectively	253,288	78,299

Common stock 10,000,000 shares authorized, Bear Industrial Supply & Manufacturing, Inc., no par value 1,657,500 shares issued and outstanding at December 31, 2007	-	434,000
Additional paid in capital	8,601,457	4,668,742

Accumulated deficit	(5,936,878)	(5,274,391)

Total shareholders’ equity (deficit)	2,927,867	(93,350)

Total liabilities and shareholders’ equity	$3,849,244	$1,573,822

See accompanying notes to the consolidated financial statements.

WESTMOORE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$701,691	$486,655	$2,333,639	$1,359,969
Licensing fee	41,371	-	41,371	-
Total Revenue	743,062	486,655	2,375,010	1,359,969

Cost of Sales	526,024	375,997	1,577,468	999,057

Gross Profit	217,038	110,658	797,542	360,912

Expenses:
Salary and benefits	141,029	63,427	383,253	182,568
Professional and accounting fees	100,220	-	448,475	2,685
Office	39,894	17,717	85,862	41,467
Rent	34,421	28,350	96,255	80,640
Insurance	28,817	5,981	72,089	19,385
Advertising, marketing and promotion	6,083	2,408	10,855	5,939
Depreciation and amortization	27,013	35,451	105,408	57,912
Bad debt	533,905	3,625	540,385	9,530
Travel	1,869	48	16,418	1.377
Total general, selling and administrative expenses	913,251	157,007	1,759,000	401,503

Income (loss) from operations	(696,213)	(46,349)	(961,458)	(40,591)

Other income (expense):
Interest income	170,113	-	329,885	-
Interest expense	(4,492)	(50,996)	(30,114)	(147,694)
Other expense	-	-	-	-
Total other income and expense	165,621	(50,996)	299,771	(147,694)

Loss before taxes and discontinued operations	(530,592)	(97,345)	(661,687)	(188,285)

Provision for income taxes	-	-	800	-

Discontinued Operations:
Loss from discontinued operations	-	(31,685)	-	(542,650)
Net loss	$(530,592)	$(129,030)	$(662,487)	(730,935)

Loss per shares (basic and diluted)	$(0.03)	$(0.03)	$(0.05)	$(0.42)

Weighted average number of shares (basic and diluted)	14,410,710	(4,961,899)	12,644,726	1,720,949

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

Dated: December 1, 2008	WESTMOORE HOLDINGS, INC.

By: /s/ Matthew Jennings
Matthew Jennings
Acting Chief Financial Officer