Form 10-K
period 2008-12-31
ROCKWALL HOLDINGS, INC.
filed 2011-01-03
CIK 1135263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-33153
Rockwall Holdings, Inc.

(Name of small business issuer in its charter)

Nevada	52-2220728

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 E. 33rd Street, Unit A
Long Beach, CA 90807
_______________________________

(Address of principal executive offices)

Issuer's telephone number: (562) 989-6080

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which Registered
None	not applicable
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant’s revenues for its most recent fiscal year were $3,287,123 which was for the fiscal year ended December 31, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2008 is approximately $6,600,570

As of December 31, 2008, 25,478,822 shares of common stock are issued and outstanding.  As of March 31, 2009, 25,478,822 shares of our common stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

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

When used in this annual report, the terms "Westmoore Holdings", the "Company", “we", "our" and "us" refers to Westmoore Holdings, Inc., a Nevada corporation, and our subsidiaries.  The information which appears on our web site is not part of this annual report.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

In January, 2008 a change in control was effected and the name of StarMed Group, Inc. was changed to Westmoore Holdings, Inc.  The sole officer and director resigned at that time. Over the past year, the Company, through its wholly owned subsidiaries has acquired the assets of Bear Industrial Holdings, Inc., and all the stock of Hanalei Bay Restaurant Group, Inc., in an effort to increase the worth of the company.  This year management has strived to look for synergistic investment opportunities to grow the business of the Company.

Employees

As of December 31, 2008 we had sixteen employees; one is an employee of Westmoore Holdings and fifteen are employees of our subsidiaries.

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

•  In July, 2008 we issued 11,625,035 shares of common stock for 100% of the issued and outstanding shares of Hanalei Bay Restaurant Group.

We have cash of $175,570 as at December 31, 2008 and have liabilities of $838,035 of which all is current.  Since our inception we have incurred accumulated losses of $8,376,754.  We anticipate minimum operating expenses for the next twelve months of $1,663,000.  Management believes that both the net income and cash flow from Bear Industrial Holdings, Inc. will be sufficient to cover the operating expenses of the Company.

We currently have 2 offices that devote 80% amount of time to our business.

We will have to raise money to meet our obligations during the next twelve months in the amount of approximately $250,000.

The Company’s common shares trade on the OTC Bulletin Board (the “OTCBB”).

The Company is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

ITEM 1A.  RISK FACTORS

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

As of December 31, 2008 we had limited operations and there is no assurance that these operations will eventually produce a positive cash flow.  During the third quarter of 2008 we acquired substantially all of the assets of Bear Industrial & Manufacturing, Inc.  Bear Industrial Holdings, Inc. has only generated limited profit through its operations.  As a result, our continued existence is dependent upon, among other things, our ability to raise capital and to identify profitable acquisition opportunities.  Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next months to provide funding for ongoing and future operations.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us.  If we are not able to significantly increase our revenues during fiscal 2008 to a level which funds our ongoing operations, or to continue to raise working capital as needed, we may be unable to continue to implement our business model or operate our company as presently planned.  Any liquidity or cash flow problems which could arise in those events would force us to curtail some or all of our operations.

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

The operations and future success of our company is dependent upon the continued efforts and services of Mr. Mathew Jennings, our President, as well as other members of our management. While we are a party to an employment agreement with the President of the Company, if for any reason he should be unable to continue to be primarily responsible for our day to day business operations, our ability to effectively implement our business model would be materially adversely effected. We cannot assure you that we would be able to replace The President of the Company’s services in a timely fashion, if at all. We would then be unable to continue our operations as presently conducted nor would we be able to effectively implement our business model.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have four independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

The following factors may add to the volatility in the price of our securities: actual or anticipated variations in our quarterly or annual operating results:

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

RISK FACTORS OF BEAR INDUSTRIAL HOLDINGS, INC.

There are certain risks relating to the structure and business objectives of Bear Industrial Holdings, Inc. (“Bear”).  The risks set forth below are not the only risks Bear faces.  There may be other risks that have not yet been identified, which we do not currently deem material or which are not yet predictable.  If any of the following risks occur, the business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value and the trading price of the Company’s common stock could decline.

BEAR HAS A LIMITED OPERATING HISTORY

Bear has only reached a very limited level of revenues.  There is no assurance that Bear can successfully grow to achieve sustained levels of substantial profitability.  Among other things, some of the risks and certainties relate to Bears ability to, among other things, attract and retain qualified personnel, maintain effective controls of its costs and expenses, and raise sufficient capital to sustain its business.  If Bear is unsuccessful in addressing any of these risks and uncertainties, its future growth, as well as the Companies, would be adversely affected.

BEAR IS RELIANT ON MANAGEMENT TO IDENTIFY BUSINESS OPPORTUNITIES

Our success will depend extensively on the ability of our management to identify business opportunities to achieve our objectives.  Our performance could be materially affected in an adverse manner if any of the principal members of management were to die, become ill or disabled, or otherwise cease to be involved in the management.

BEAR'S OPERATING DEFICITS MAY EXCEED ITS INCOME

The expenses of the our operations could exceed its income, requiring that the difference be paid out of our working capital, thereby reducing assets and potential for profitability.

CHANGING MARKET CONDITIONS MAY EFFECT OUR SUCESS

The market for specific products or services offered by us may adversely change, thereby reducing the value of Bear.  The success of Bear’s business activities may be affected by general economic conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

As of February 15, 2009, we moved our corporate offices to 339 North Highway 101, Solana Beach, CA 92075.  We have a month-to-month lease for this property with a non-affiliated party.  We believe that such space is currently sufficient to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS.

We received communications from a third party and from certain shareholders suggesting that a former member of the Company's board of directors and formerly its sole officer may have inadvertently taken certain actions, prior to the change in control in January, 2008, which create legal exposure for that former member of the board and perhaps indirectly the Company itself.  The Company has submitted a claim to its Directors and Officers Liability Insurance carrier.

In 2009, the SEC has provided notice that it is conducting a formal investigation of Westmoore Securities, Inc.  Although WSMO is not a named party to such investigation, Mr. Matthew Jennings and Mr. Robert Jennings, who did serve as officers and directors of WSMO, also serve as officers and directors of Westmoore Securities, Inc.

In 2010, the Company has been named in other cases which involve Westmoore Management and Westmoore Securities.  However, management believes these cases will be dismissed without significant cost to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	High	Low
Fiscal 2007

January 1, 2007 through March 31, 2007	$2.75	$0.85
March 1, 2007 through June 30, 2007	$4.00	$0.80
June 30, 2007 through September 30, 2007	$7.00	$0.10
October 1, 2007 through December 31, 2007	$2.40	$0.85

Fiscal 2008

January 1, 2008 through March 31, 2008	$2.25	$0.65
March 1, 2008 through June 30, 2008	$1.20	$0.35
June 30, 2008 through September 30, 2008	$1.75	$0.55
October 1, 2008 through December 31, 2008	$1.15	$0.25

On October 17, 2008 the Company increased the Company’s authorized Common Stock to 100,000,000 shares and 25,000,000 shares of Preferred Stock.  1,000,000 shares of the Preferred Stock have been designated as the Series A Preferred Stock.

On December 31, 2008, the last sale price of our common stock as reported on the OTCBB was $0.90. As of December 31, 2008, there were approximately 1,042 record owners of our common stock.

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

Recent Capital Raising Transactions

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

During the first quarter of 2008, we initiated a private offering, within the meaning of Regulation D of the Securities Act, where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  We raised $3,813,000 from twenty eight (28) accredited investors.  As of April 1, 2008 we have closed the raise and are no longer raising money pursuant to this private offering.

During the second quarter of 2008, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of December 31,, 2008, we have raised $5,206,600 from fifteen (15) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

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

During July, 2008 we completed the acquisition of 100% of the shares of common stock of Hanalai Bay Restaurant Group, Inc. with the issuance of 11,625,035 shares of common stock.

During the fourth quarter of 2008, we sold 150,000 units to one accredited investor. The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.  As of December 1, 2008, we closed the previous raise and initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 5,000,000 units at $0.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $0.00 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  We have not raised any money pursuant to this Raise as of March 31, 2009.  However, if we are able to raise such funds, the proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Companies wholly owned subsidiary Bear Industrial Holdings, Inc. has had manufacturing and operating activities which have resulted in an additional $3,200,000 in revenue and $312,000 net income before consolidation for December 31, 2008.  Because of the progress of Bear Industrial Holdings, Inc., the Company has been able to reduce our net loss by approximately $300,000. The Company as a whole had a net loss of $113,000 before bad debts of $3,235,000; depreciation and amortization of $156,000; and interest income of $454,000.  Management believes that if it can reduce its Professional and Accounting costs to a reasonable level, as well as have no bad debts for 2009, it will have a breakeven year.

Total Net Revenues

On or about January 17, 2008, in conjunction with the Company’s acquisition of StarMed Group, Inc., StarMed Group, Inc. operating subsidiaries were spun off to StarMed’s shareholders.  At that point, the Company no longer had any business operations.  The total revenues for 2008 were approximately $3,205,000 from products sold by Bear Industrial Holdings, Inc. and $81,510 from licensing fee revenue from Hanalai Bay Restaurant Group, Inc.

Results Of Operations

During fiscal year ended December 31, 2008, we incurred general and administrative expenses in the aggregate amount of $4,961,416 compared to $629,604 incurred during fiscal year ended December 31, 2007 (an increase of $4,331,812).  The operating expenses incurred during fiscal year ended December 31, 2008 consisted of: (i) salary and wages of $527,875 (2007: $116,289); (ii) bad debt expense of $3,275,339 (2007: $0); (iii) professional fees of $600,817 (2007: $362,393); and (iv) occupancy expense of $165,575 (2007: $75,905).

Our net income (loss) for the fiscal year ended December 31, 2008 was approximately $3,102,088 compared to our net income (loss) of $602,837 for the fiscal year ended December 31, 2007.  During the fiscal year ended December 31, 2008 we generated $3,287,123 in revenue compared to our revenue of $32,300 for the fiscal year ended December 31, 2007.

The basic weighted average number of shares outstanding was 25,379,365 at December 31, 2008 and 1,157,871 at December 31, 2007 respectively.

Liquidity And Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2008, we had cash on hand of $175,570 as compared to cash on hand of $849 at December 31, 2007. At December 31, 2008 our working capital was $201,669 as compared to working capital of $279,796 at December 31, 2007.

Net cash used in operating activities during the twelve months ended December 31, 2008 was $738,626 as compared to $112,090 during the same period in 2007, an increase of $626,536.

Net cash provided by financing activities during the twelve months ended December 31, 2008 was $3,483,482 compared to the net cash provided by financing activities of $50,000 during the same period in 2007.  The change reflects proceeds received from our capital raising transactions through the fourth quarter of 2008.

Off-Balance Sheet Arrangements

As of the date of this  Annual  Report,  we did not have  any  off-balance sheet arrangements that have or are  reasonably  likely  to have a current or future effect on our financial condition, changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital expenditures or capital resources that are material to investors.

Material Commitments

As of December 31, 2008, we did not have any material capital commitments, other than funding our operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of our common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK.

As a “smaller reporting company” as defined under Regulation S-K, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements are contained in footnotes F-2 through F-7, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A.and9A(T).	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The name, address, age and position of our offices and directors is set forth below:

NAME	AGE	POSITIONS
Matthew R. Jennings	38	President, Chief Executive Officer, Acting Chief Financial Officer, Director
Robert L. Jennings, II	39	Treasurer, Director
Shawn P. Crawford	38	Secretary
Michael Graven	42	Director
George Alvarez	45	Director
Mark Molenaar	38	Director
Colin Tay	44	Director
Joe Duffel	45	Director

Background Of Executive Officers And Directors

Matthew R. Jennings

Mr. Jennings has owned and operated investment related businesses since 1996.  He is licensed with the Financial Industry Regulatory Authority (FINRA) and holds Series 7, 63, 24, 27, 65 and 4 licenses and is a Registered Investment Advisor.  In 2002, Mr. Jennings founded Westmoore Investment, L.P., an entrepreneurial investment fund offering a wide range of private placement investments. Through his leadership, vision and management the fund has grown to become a diversified group of companies spanning business development, lending, and property and real estate services with operations that have grown both domestically and internationally.

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

Shawn Crawford

Shawn Crawford is the COO of Capital Asset Lending, Inc. and VP of Westmoore Lending LLC.  Mr. Crawford has worked with C. K. Cooper through the acquisition of Mission Capital Investment Group in 2001, where he was co-founder and operations manager.  While at C. K., Cooper Mr. Crawford was in charge of the equity and fixed income trading departments as well as the brokerage operations. Prior to Mission Capital, Mr. Crawford was a licensed broker with Del Mar Financial where he worked with the private client group.  He is currently licensed with FINRA holding Series 7, 63, 24, 4, and 55 licenses.

George Alvarez

Mr. Alvarez was Chief Executive Officer of Trussnet Delaware, an architectural, engineering and construction management firm, from 2004 until December 2007 and was Co-Founder of VelociTel, Inc., VelociTel, LLC and their predecessor companies in the wireless network service industry (“VelociTel”). Mr. Alvarez served as VelociTel’s President and Chief Operating Officer from 1987 to 2002. Mr. Alvarez is a licensed contractor in the state of Arizona. He graduated with honors from Airco Technical Institute in Fullerton, California. Mr. Alvarez provides expertise in all aspects of the design, deployment and operation of broadband wireless telecommunications networks.

Colin Tay Yong Lee

Since 1992, Mr. Tay has been the Chief Executive Officer of Trussnet ADC Co. Inc., Taiwan, which provides architectural, engineering and construction services. He also is the sole owner and director of Trussnet Capital Partners (HK) Ltd. From 1986 to 1992, Mr. Tay was with YKK Architectural Products Pte. Co. Ltd., of Singapore, and YKK Taiwan Co., Ltd., first as a Quantity Surveyor and then as Manager of the Architectural Products Division. Prior to joining YKK, Mr. Tay was a Quantity Surveyor with Hyundai Engineering & Construction, part of the worldwide Hyundai organization. Mr. Tay received his Tertiary Diploma in Building from Singapore Polytechnic in 1984, professional accreditations from the Singapore Institute of Building in 1998 and a professional designation from the Chartered Institute of Building (United Kingdom) in 2000.

Mark Molenaar

Mark Molenaar is experienced in insurance industry risk management, having worked primarily with the Fireman’s Fund Insurance Company specializing in high net worth client accounts involving residential properties of $2-$80 million. As Managing Director of Westmoore Management LLC, Mr. Molenaar oversees the operations of the company, including accounting, marketing and business administration.

Michael Graven

Michael Graven is co-founder of X&D Supply, an industrial tools and supply distribution company specializing in sales and support to the federal government and military. As Vice President, Mr. Graven lends his expertise in the areas of daily operations, sales management, and fiscal responsibility. Recent contracts have been received from the U.S. Naval Supply Systems Command, the U.S. Defense Department and clientele in the aerospace industry.

Joe Duffel

Joe Duffel has over twenty years of experience in the technology industry.  Mr. Duffel has spent the last fifteen years in telecommunications working with AT&T and other telecom related companies designing and deploying global wide area networks.  Mr. Duffel's experience at NCE, the manufacturer of Mountain & Emerald disk drives, MC Info and Madentech, ranged from computers, networking equipment and storage area networks. Mr. Duffel's clients range from fortune 500 companies to the federal government. Prior to AT&T, Mr. Duffel was a certified financial advisor for Prudential and a Regional Manager at Sun Country Financial.

Involvement In Certain Legal Proceedings

None of our directors or executive officers have been  involved in any legal proceeding at the year ended December 31, 2008 concerning: (i) any  bankruptcy  petition  filed by or against any  business of which such person was a general partner or executive  officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding (excluding traffic violations and other minor offenses);  (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or  temporarily  enjoining, barring,  suspending or otherwise limiting involvement in any type of business, securities or banking  activity;  or (iv) being found by a court, the Securities and Exchange  Commission or the  Commodity  Futures  Trading  Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Section 16(a) Beneficial Ownership Reporting Compliance

As of this annual report, Matthew Jennings and Robert Jennings have filed their reports required to be furnished pursuant to Section 16(a), except Matthew Jennings filed form 4s on July 17, 2008, September 10, 2008, October 10, 2008, December 2, 2008, December 8, 2008 and December 12, 2008 were late; Robert Jennings filed his form 3 on July 16, 2008 and his form 4s on September 10, 2008 and October 6, 2008 late;

Messers. Alvarez, Crawford, Duffel, Graven, Molenaar, and Tay have not yet filed their initial reports on Form 3.

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

Code of Ethics.  In December 2004 the Company adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions.  A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct;

•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;

•	compliance with applicable laws, rules and regulations;

•	the prompt reporting violation of the code; and

•	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s current officers for the completed fiscal year of 2008.

Name and Principal Position	Fiscal Year End	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Matthew R. Jennings, President, Chief Executive Officer and Acting Chief Financial Officer	2007-2008	$200,000 (6)	-	79,000 (6)	-	12,000	291,000
Robert L. Jennings, II	2007-2008	-	-	-	-	-	-
Shawn P. Crawford	2007-2008	-	-	-	-	-	-

1.	The dollar value of base salary (cash and non-cash) earned.

2.	The dollar value of bonus (cash and non-cash) earned.

3.	During the periods covered by the table, the value of the Company’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.

4.	The value of all stock options granted during the periods covered by the table.

5.	All other compensation received that the Company could not properly report in any other column of the table.

6.
On February 26, 2008, we entered into an Executive Employment Contract with Matthew Jennings where he is to receive One Million (1,000,000) shares of Series A Preferred Stock of the Company as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of Mr. Jennings, on a one for ten basis and/or 1,100,000 shares of common stock in the aggregate.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company. Also, as part of the Executive Employment Contract, Matthew Jennings shall serve as the Company’s President for the term of five (5) years with a salary of $200,000 per year.

Stock Options

The Company has not granted any stock options and does not have any stock option plans in effect as of the date of December 31, 2008.  In the future, the Company may grant stock options to its officers, directors, employees or consultants.

Long-Term Incentive Plans

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors

The Company’s directors do not receive any compensation their services as directors.

Mr. Jennings plans to spend approximately 50% of his time on the business of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2008 we had 25,478,822 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is 339 N. Highway 101, Solana Beach, CA 92075.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. As of December 31, 2008, there were 25,478,822 shares outstanding.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Westmoore Capital Group, LLC	1,302,500	5.11%
Common Stock	Westmoore Investment, LP	700,000	2.75%
Common Stock	Westmoore Management, LLC	2,115,394	8.30%
Common Stock	Matthew Jennings	409,979	1.61%
Common Stock	Robert Jennings	390,129	1.53%
Common Stock	Shawn Crawford	90,724	0.35%
Common Stock	Michael Graven	0	0%
Common Stock	George Alvarez	0	0%
Common Stock	Mark Molenaar	0	0%
Common Stock	Joe Duffel	0	0%
Common Stock	Colin Tay	0	0%
Common Stock	Hanalai Bay Restaurant Group, Inc.	11,625,035	45.63%
Common Stock	Joaquin de Teresa Polignac	2,000,000	7.85%

	Totals:	18,633,761	73.13%

Each of the above Westmoore entities is controlled directly or indirectly by our Chief Executive Officer, Matthew Jennings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has had financial transactions with Westmoore Management, LLC which is owned by Matthew Jennings.   The Company has established the proper loan agreements and security coverage to protect the Company.  The transactions have been approved by the Board of Directors.  The Company has entered negotiations with Westmoore Management, LLC to obtain an accelerated payment schedule than was previously agreed to by the parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger & Company, LLP served as our independent registered public accounting firm for fiscal 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by that firm for the 2008 and 2007 fiscal years.

Accounting Fees charged
2007	$19,801
2008	$118,600

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

ITEM 15.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockwall Holdings, Inc.

Date: December 31, 2010	By:	/s/ Kevin Wheeler
Kevin Wheeler
Chief Executive Officer, President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockwall Holdings, Inc. (formerly Westmoore Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Rockwall Holdings, Inc. (formerly Westmoore Holdings, Inc.) and its subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwall Holdings, Inc. and its subsidiaries, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP

/s/ MENDOZA BERGER & COMPANY, LLP
Irvine, California
December 10, 2010

ROCKWALL HOLDINGS, INC., AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current Assets:

Cash	$175,570	$849
Accounts receivable, net of allowance for doubtful accounts of $109,814 and $0 as of December 31, 2008 and 2007	402,337	50,000
Prepaid expenses	2,420	-
Receivable from escrow agent	-	400,000
Inventory	421,768	-
Other	9,750	6,228
Deferred finance costs, net of amortization	27,859	-

Total current assets	1,039,704	457,077

Equipment and furniture:

Office furniture, leasehold improvements, equipment and computers	629,438	66,085
Accumulated depreciation	(206,915)	(58,585)

Total equipment and furniture	422,523	7,500

Deposits	15,700	5,816

Total assets	$1,477,927	$470,393

See accompanying notes to the consolidated financial statements.

CONT’D ROCKWALL HOLDINGS, INC., AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$287,851	$83,246
Accrued expenses	235,265	83,865
Interest payable	29,720	-
Income tax/sales tax payable	71,585	10,170
Notes payable	213,614	-

Total Current Liabilities	838,035	177,281

Shareholder’s equity (deficit):

Preferred stock (par value $0.01) 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007 respectively	-	-

Preferred stock Series A (par value $0.01) 100,000,000 shares authorized, 1,000,000 and no shares issued and outstanding at December 31, 2008 and 2007 respectively	10,000	-

Common stock (par value $0.01) 250,000,000 Shares authorized; 25,478,822 and 7,829,888 shares issued at December 31, 2008 and 2007 respectively	254,787	78,298

Common stock 10,000,000 shares authorized, Bear Industrial Supply & Manufacturing, Inc., no par value 1,657,500 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Additional paid in capital	8,751,859	4,668,742

Accumulated deficit	(8,376,754)	(4,453,928)

Total shareholders’ equity (deficit)	639,892	293,112

Total liabilities and shareholders’ equity	$1,477,927	$470,393

See accompanying notes to the consolidated financial statements.

ROCKWALL HOLDINGS, INC., AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue:
Product sales	$3,205,613	$32,300
Licensing fee	81,510	-
Total Revenue	3,287,123	32,300

Cost of Sales	1,865,840	(31,733)

Gross Profit	1,421,283	567

Expenses:
Salary and benefits	527,875	116,289
Professional and accounting fees	600,817	362,393
Office	116,908	35,566
Rent	165,575	75,905
Insurance	83,251	22,663
Advertising, marketing and promotion	18,741	7,344
Depreciation and amortization	155,943	9,444
Bad debt	3,275,339	-
Travel	16,967	-
Total general, selling and administrative expenses	4,961,416	629,604

Income (loss) from operations	(3,540,133)	(629,037)

Other income (expense):
Interest income	492,310	-
Interest expense	(38,805)	-
Other income	-	27,000
Total other income and expense	453,505	27,000

Income (loss) before taxes and discontinued operations	(3,086,628)	(602,037)

Provision for income taxes	(15,460)	(800)

Discontinued Operations:
Loss from discontinued operations	-	-
Net income (loss)	(3,102,088)	(602,837)

Loss per shares (basic and diluted)	$(0.12)	$(0.52)
Weighted average number of share (basic and diluted)	25,379,365	1,157,871

See accompanying notes to the consolidated financial statements.

ROCKWALL HOLDINGS, INC., AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	ROCKWALL HOLDINGS, INC.
	PREFERRED STOCK (SERIES A)		COMMON STOCK
	NUMER OF SHARES	PAR VALUE ($0.01)	NUMBER OF SHARES	PAR VALUE ($0.01)	BEAR COMMON STOCK	PAID IN CAPITAL	ACCUMULATED DECIFIT	TOTAL
Balance at December 31, 2007	-	$-	7,829,888	$78,298	$434,000	$4,668,742	$(4,453,928)	$727,112

Acquisition of assets of Bear Industrial Supply & Manufacturing, Inc.
					(434,000)			(434,000)
Shares issued for services rendered	1,000,000	10,000	-	-		69,000	-	79,000

Shares issued for purchase of subsidiary	-	-	1,506,024	15,060		418,940	(820,738)	(386,738)

Shares issued for purchase of subsidiary	-	-	11,625,035	116,250		-	-	116,250

Shares issued for payment of debt	-	-	100,000	1,000		99,000	-	100,000

Shares issued for cash	-	-	4,417,875	44,179		3,496,177	-	3,540,356

Net Loss	-	-	-	-		-	(3,102,088)	(3,102,088)

Balance at December 31, 2008	1,000,000	$10,000	25,478,822	$254,787		$8,751,859	$(8,376,754)	$639,892

* Bear Common Stock is the common stock of Bear Industrial Supply & Manufacturing, Inc.

See accompany notes to consolidated financial statements.

ROCKWALL HOLDINGS, INC., AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Twelve Months Ended:
	2008	2007
Cash flows from operating activities:
Net loss	$(3,102,088)	$(602,837)
Net loss on discontinued operations

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	148,330	9,444
Amortization	7,613	-
Allowance for doubtful accounts	2,516,296	-
Shares issued for services and compensation	79,000	281,184
Shares issued for payment of debt	100,000	119,719
Stocks issued for compensation	-	14,500

Change in operating assets and liabilities:
Accounts Receivable	(462,151)	(49,961)
Inventory	(421,768)	9,226
Other Receivables		-
Prepaid expenses	(9,750)	(1,295)
Deposits	(9,884)	(5,816)
Other assets	(31,664)	7,106
Accounts payable	204,605	67,702
Accrued expenses	151,400	39,007
Interest payable	29,720	-
		-
Income Tax Payable	61,415	(69)

Total adjustments	2,363,162	490,747

Net cash provided (used) by operating activities	(738,926)	(112,090)

Cash flows from investing activities:
Notes receivable	(2,006,482)	-
Interest receivable		-
Equipment	(563,353)	1,974

Net cash used by investing activities	(2,569,835)	1,974

Financing activities:
Increase (decrease) in debt for stock issuance	310,000	-
Increase (decrease) in notes payable	(96,386)	-
Shares issued for cash	3,269,868	50,000

Net cash provided by financing activities	3,483,482	50,000

Net increase (decrease) in cash	174,721	(60,116)
Cash, beginning of period	849	60,965
Cash, end of period	$175,570	$849

Supplemental information on non-cash and financing activities:
Stock issued for compensation, services and debt	$179,000	$152,403
Supplemental Cash Flow Information:
Cash paid during the year for:
Payments of interest	$8,614	$-
Income taxes	$-	$800
Non cash	$6,732,497	$-

See accompanying notes to the consolidated financial statement.

ROCKWALL HOLDINGS AND SUBSIDIARIES
(FORMERLY WESTMOORE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

•  In July, 2008 we issued 11,625,035 shares of common stock for 100% of the issued and outstanding shares of Hanalei Bay Restaurant Group.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The basis of presentation of the Company’s financial statements is made in accordance with generally accepted accounting principles (“GAAP”) in the United Statements of America.

REVENUE RECOGNITION

The company recognizes revenue in accordance with SOP 97-2.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectability is probable.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are reported at net realizable value.  This value includes an allowance for estimated uncollectable accounts receivable, which is charged to a provision entitled “doubtful accounts”.  An estimated allowance for doubtful accounts are based on the status of past due accounts as well as the company’s history to collect uncollectable accounts.  Accounts receivable is reported net of an allowance for doubtful accounts of $402,337 and $50,000 for the years then end December 31, 2008 and 2007 respectively.

On January 17, 2008, the shareholders of StarMed Group, Inc. entered into an agreement with Westmoore Investment, L.P., and its affiliated entities, to sell 6,609,899 shares for $400,000.  The $400,000 was held by the escrow agent as of December 31, 2007.  In March 2008 the Company decided to write off their receivable from the escrow agent due to it being deemed uncollectible.  In effect, Westmoore Management, L.P. and its affiliated entities, effected an 86% change in control in the Company.  The Company then had a name change from StarMed Group, Inc. to Westmoore Holdings, Inc. The Company also changed its ticker symbol from SMED.OB to WSMO.OB.

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

STOCK BASED COMPENSATION

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company received one million (1,000,000) shares of Series A Preferred Stock valued at $79,000 of the Company as part of his compensation for services rendered.  The one million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company.  The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $116,667 is accrued at December 31, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which $21,000 was accrued at December 31, 2008.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred.  For the period ending December 31, 2008 and 2007, the Company incurred advertising expense of $18,741 and $7,344, respectively.

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

On September 30, 2009, The Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates.  Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes will have no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures to be in summarized financial information at interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company, will adopt this guidance in the second quarter of 2009 and management believes it will not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments’ in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The Company will adopt this guidance in the second quarter of 2009 and management believes it will not have a material impact on the financial statements.

In April, 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The Company will adopt this guidance in the second quarter of 2009 and management believes it will not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009.  This guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assts.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it its necessary to reassess who should consolidate a variable-interest entity.  This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  The Company will adopt this guidance in fiscal 2010.  The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements.  These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements.  These changes become effective on January 1, 2011.  The Company believes that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

3.           INVENTORY

Inventory consists of the following as of December 31:

	December 31, 2008	December 31, 2007
Raw Materials	$318,111	$-
Sub Assembly	4,052	-
Packaging	16,060	-
Finished goods	83,545	-
	$421,768	$-

4.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, excluding discontinued operations in 2007, consist of the following:

	December 31, 2008	December 31, 2007
Furniture, fixtures and office equipment	$16,716	$66,085
Machinery and equipment	556,877	-
Computer equipment	8,367	-
Leasehold improvements	47,478	-
	629,438	66,085

Less: accumulated depreciation and amortization	(206,915)	(58,585)
	$422,523	$7,500

5.           NOTES RECEIVABLE

The Company has short-term notes receivable with various borrowers amounting to $421,790.  The terms of those notes range from one year to two years at interest rates of eight (8%) to twenty four (24%) per annum.  The Company values those notes at its net collectable balances.  The Company established a Reserve For Collections for the entire $421,709 and has fully reserved the $278,262 interest receivable on these notes at December 31, 2008.  All notes are secured by through a general security interest on the borrower’s assets.  In addition, the Company has one long term note receivable from a related entity in the amount of $2,406,482, accruing 24% per annum interest due on June 15, 2010.  This note and related accrued interest has been fully reserved.

6.           DEFERRED FINANCE COSTS

	2008	2007

Deferred finance costs:
Beginning balance	$164,000	$-
Ending balance	164,000	-
Less: accumulated amortized finance costs	(136,141)	-
	27,859	-
Less: current portion	27,859	-
	$-	$-

The total amount of finance costs recorded during the twelve months ending December 31, 2008 and 2007, $55,573 and $0, respectively.

7.           NOTES PAYABLE

The Company has notes payable with various borrowers.  The terms of those notes mature on December 31, 2009 and have an interest rate of thirteen and a third (13.33%) per annum.

	2008	2007
Unsecured note payable, interest payable at 13.33% plus $650 per month, and 10% ownership of the Company, due on December 31, 2009	$-0-	$-

Unsecured note payable, interest payable at 13.33% plus 10% ownership of the Company, due on December 31, 2009	110,000	-

Unsecured note payable, interest payable at 13.33% plus 30% ownership of the Company, due on December 31, 2009	103,614	-

Total notes payable	$213,614	$-

Subsequent to year end, the note for $110,000 was paid off in full including interest.

8.           SECURED LINES OF CREDIT – RELATED PARTY

On January 1, 2008, the Company signed a secured promissory note with a business entity controlled by one of its shareholders.  The Company has the ability to borrow up to $1,000,000 from time to time through September 30, 2008, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 24% per annum.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement.  The total amount outstanding under this line of credit at December 31, 2008 and December 31, 2007 was $0 and $0, respectively.  This line of credit was terminated with the change in control effected January 17, 2008.

On March 20, 2007, the Company signed a secured promissory note with a business entity controlled by a shareholder.  The Company has the ability to borrow up to $2,000,000 from time to time through March 20, 2009, automatically renewed for an indefinite number of 2-year periods, unless terminated by either party.  The loan bears interest at 18% per annum and a loan fee of 2% shall be paid and deducted from the proceeds of each loan.  The loans will be secured by substantially all assets and proceeds of the Company, as defined in the agreement. The total amount outstanding under this line of credit at December 31, 2008 and 2007 was $0 and $0, respectively.  This line of credit was terminated with the change in control effected January 17, 2008.

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

During the first quarter of 2008, we initiated a private offering, within the meaning of Regulation D of the Securities Act, where we offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  The private offering was made only to accredited investors within the meaning of Regulation D of the Securities Act of 1933 under Rule 506 of Regulation D.  We have raised $3,965,000 from twenty nine (29) accredited investors.  As of April 1, 2008 we have closed the raise and are no longer raising money pursuant to this private offering.

During the second quarter of 2008, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 2,000,000 units at $.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of December 31, 2008, we have raised $402,500 from nineteen (19) accredited investors.  The proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

Additionally during the second quarter, the Companies wholly owned subsidiary Bear Industrial Holdings, Inc., a California corporation, entered into an Asset Purchase Agreement with Bear Industrial Supply & Manufacturing, Inc.  The Asset Purchase Agreement provides for the acquisition of substantially all of the assets of Bear Industrial Supply & Manufacturing, Inc. for a purchase price of $2.25 million dollars payable as follows: (i) $974,810 in cash; (ii) the issuance of $1,275,190 in stock (1,506,024 shares of common stock at $0.83 per share), calculated at the closing bid price on the date of the Agreement and (iii) Two million five year options to acquire shares of the Company’s common stock exercisable at $1.25 per share.  Certain officers and directors of the Company are also shareholders of Bear Industrial Supply & Manufacturing, Inc.  In order to address this conflict of interest the Company took the following steps: (i) it secured an independent valuation of Bear expressing an opinion of $2.21 million in value; (ii) all interested directors and officers abstained from any decision or voting in connection with the execution of the Agreement and (iii) the Agreement was unanimously approved by all disinterested directors.

The assets and liabilities that were retained by the prior owners of the Company plus the commission paid out to brokers netted to $217,500.

During July, 2008 we completed the acquisition of 100% of the shares of common stock of Hanalai Bay Restaurant Group, Inc. with the issuance of 11,625,035 shares of common stock.

During the fourth quarter of 2008, we initiated another private offering, within the meaning of Regulation D of the Securities Act, of up to 5,000,000 units at $0.80 per unit, which comprise of one share of stock and one warrant to purchase company stock exercisable at $0.00 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of December 31, 2008, no funds have been raised or shares issued pursuant to this Raise. We have not raised any money pursuant to this Raise as of March 31, 2009.  However, if we are able to raise such funds, the proceeds of this offering will be used for general working capital purposes and to finance potential acquisitions which are continuing to be reviewed by the Company management.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 100,000,000 shares of common stock, par value $.01 per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  Of the 25,000,000 shares of preferred stock, 1,000,000 shares have been designated as “Series A Preferred Stock” and have been issued and are outstanding at December 31, 2008.

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

On February 26, 2008, the Company entered into an Executive Employment Contract with the new President of the Company.  As part of the Employment Contract, the new President of the Company, Mr. Matthew Jennings, received One Million (1,000,000) shares of Series A Preferred Stock of the Company valued at $79,000 as part of his compensation for services rendered.  The One Million (1,000,000) shares of the Series A Preferred Stock of the Company shall be convertible to common shares of stock, at the option of The President, on a ten for one basis.  Each share of the Series A Preferred Stock of the Company shall be entitled to voting rights equal to 50 shares of the Common Stock of the Company.  The Company’s President shall serve for the term of five (5) years with a salary of $200,000 per year, of which $116,667 is accrued at December 31, 2008.  In addition, the President of the Company receives a $3,000 per month car allowance, of which $21,000 was accrued at December 31, 2008.

COMMON STOCK PURCHASE WARRANTS

On January 26, 2008 the Company had initiated a private offering within the meaning of Regulation D of the Securities Act where the Company offered units at a price of $1.00 per unit, which was comprised of one share of stock and one warrant to purchase stock exercisable at $2.50 per share.  Each warrant entitles the holder to purchase common stock at any time prior to one year from the date of issuance.  As of December 31, 2008 there had been 3,965,000 Units purchased by twenty nine (29) accredited investors.  As of April 1, 2008 we closed the raise and thus, no additional warrants shall be issued pursuant to this financial raise.

During the second quarter of 2008, we initiated another private offering within the meaning of Regulation D of the Securities Act where the Company offered up to 2,000,000 units at $.80 per unit, which comprised of one share of stock and one warrant to purchase company stock exercisable at $2.50 per share.  The shares will be offered to accredited investors within the requirements of Regulation D of the Securities Act of 1933 under Rule 501(a) of Regulation D.  As of December 31, 2008, there were 502,875 Units purchased by nineteen (19) accredited investors.

10.           INCOME TAXES

Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

	December 31, 2008	December 31, 2007

Federal statutory tax	(34.00%)	(34.00%)
State taxes, net of federal tax	(5.83%)	(5.83%)
Valuation allowance	39.83%	39.83%
	-	-

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

The Company accounts for income taxes in accordance with Statement SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement of No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

•	Differences in calculating depreciation on property, plant and equipment
•	Differences in calculating amortization and/or impairments on intangible assets
•	Allowances for bad debt
•	Tax loss carry forwards

The (provision) benefit for income taxes consists of the following as of December 31, 2008 and December 31, 2007:

	2008	2007
Current:
Federal	$-	$-
State	(1,600)	(800)
	(1,600)
		(800)
Deferred:
Federal	229,800	205,000
State	65,500	53,000

Total (provision) benefit before
valuation allowance	295,300	258,000

Change in valuation allowance	295,300	258,000

Total provision	(15,460)	(800)

The components of the net deferred income tax asset are as follows as of December 31, 2008 and December 31, 2007:

	2008	2007
Deferred income tax assets:
net operating loss carry forward	$2,234,000	$1,939,000

Deferred income tax asset, net before valuation allowance	2,234,000	1,939,000

Less: valuation allowance	2,234,000	1,939,000

Deferred income tax asset, net	$-	$-

The Company had available unused federal and state operating loss carry forwards of approximately $4,463,000 at December 31, 2008 and approximately $4,868,000 at December 31, 2007, respectively.  The Company believes that it will be unable to utilize these loss carry forwards.

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

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably after the effective income tax rate in future periods after valuation allowances were $0.  These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on income tax returns filed before December 31, 2004.  U.S. federal, State and foreign income returns filed for years after December 31, 2004 are considered open tax years as of the date of these consolidated financial statements.  No income tax returns are currently under examination by any tax authorities.

11.           OPERATING LEASES

The Company’s wholly owned subsidiary, Bear Industrial Holdings, Inc. currently leases its facility under a non-cancellable operating lease expiring in March 2011 from a related party.  Total rent expense for the twelve months ending December 31, 2008 and 2007 totaled $165,575 and $75,905, respectively.

As of December 31, 2008, the future minimum lease payments are as follows:

For the Years Ending December 31,

2009	$142,997
2010	145,598
2011	147,837
Total	$436,432

12.           RELATED PARTY TRANSACTIONS

During the second quarter, the Companies wholly owned subsidiary Bear Industrial Holdings, Inc., a California corporation, entered into an Asset Purchase Agreement with Bear Industrial Supply & Manufacturing, Inc.  The Asset Purchase Agreement provides for the acquisition of substantially all of the assets of Bear Industrial Supply & Manufacturing, Inc. for a purchase price of $2.25 million dollars payable as follows: (i) $974,810 in cash; (ii) the issuance of $1,275,190 in stock (1,506,024 shares of common stock at $0.83 per share), calculated at the closing bid price on the date of the Agreement and (iii) Two million five year options to acquire shares of the Company’s common stock exercisable at $1.25 per share.  Certain officers and directors of the Company are also shareholders of Bear Industrial Supply & Manufacturing, Inc. In order to address this conflict of interest the Company took the following steps: (i) it secured an independent valuation of Bear expressing an opinion of $2.21 million in value; (ii) all interested directors and officers abstained from any decision or voting in connection with the execution of the Agreement and (iii) the Agreement was unanimously approved by all disinterested directors.

On June 10, 2008, the Companies wholly owned subsidiary HBRG Acquisition, Inc., a California corporation, entered into an agreement to acquire Hanalei Bay Restaurant Group, Inc. (“HBRG”).  HBRG is a developer of restaurant concepts and associated intellectual property.  Its intellectual properties include the Harry’s Pacific Grill trademark.  The purchase price of HBRG is $7,556,273 payable in the Company’s stock at $.65 per share or 11,625,035 shares.  Certain officers and directors of the Company are also shareholders of HBRG. In order to address this conflict of interest the Company took the following steps: (i) the Company obtained the approval of all independent members of its Board of Directors to the acquisition of the Assets by the Purchaser; (ii) the Parent Company had an independent valuation conducted of the Company by Avalon Advisers, Inc. and (iii) the interested members of the Board of Directors have disqualified themselves from all consideration of the proposed acquisition of the Assets.  The Company issued the required stock in July, 2008.

13.           ACQUISITIONS

On May 15, 2008, the Company’s wholly owned subsidiary Bear Industrial Supply, Inc. acquired all of the assets of Bear Industrial Supply & Manufacturing, Inc. (BISM) for $2.25 million.  Prior to the purchase by Bear Industrial Holdings, Inc., Bear Industrial Holdings, Inc. had no assets or liabilities nor any business activity.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At May 15, 2008
Current assets	1,051,915
Property, plan and equipment	425,841
Other assets	88,202
Goodwill	2,291,698
Total assets acquired	3,857,656

Current liabilities	1,343,056
Long-term debt	385,000
Total liabilities assumed	1,728,056
Net assets acquired	2,129,600

The Goodwill of $2,291,698 was placed on the Company based on the valuation of a third party, which valued the BISM purchase to be $2,250,000.

On June 10, 2008, the Company’s wholly owned subsidiary HBRG Acquisition, Inc. acquired 100% of the common stock of HBRG.  HBRG Acquisition, Inc. had no assets or liabilities at the time of the transaction.  The purchase was valued at $10,586,000 by an independent third party representative in May of 2008.  HBRG was the sole owner of all the trademarks, menus, licenses and other intangibles of the restaurant chain Harry’s Pacific Grill and has the right to monthly royalties based off of gross sales.  Hanalei Bay Restaurant Group, Inc. also has the ability to increase the number of stores under its ownership and thereby increase the monthly revenue.   At the time of the acquisition, Hanalei Bay Restaurant Group, Inc. only asset was the intangible assets and it had no liabilities.

14.           SUBSEQUENT EVENTS

On October 1, 2009, there was a change in the board and management of the Company.  As of that date Matt Jennings was no longer in a management position and Kevin Wheeler was named CEO and Chairman of the Board.

The Company changed its name to Rockwall Holdings Inc. and received a new symbol RKWL.PK.

The Company has changed its corporate address to 1600 E 33rd Street Long Beach Ca 90807.

In 2009, the SEC has provided notice that it is conducting a formal investigation of Westmoore Securities, Inc.  Although WSMO is not a named party to such investigation, Mr. Matthew Jennings and Mr. Robert Jennings, who did serve as officers and directors of WSMO, also serve as officers and directors of Westmoore Securities, Inc.

On April 29, 2010, the Company issued a Letter of Intent to purchase Resource Energy for $200,000 worth of newly issued common stock in exchange for all the stock of Resource Energy.  The LOI was for 120 days.

In 2010, the Company has been named in other cases which involve Westmoore Management and Westmoore Securities.  However, management believes these cases will be dismissed without significant cost to the Company.